Form 10-K
period 2010-07-31
Photoamigo, Inc.
filed 2011-01-28
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

PHOTOAMIGO, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

924 Olive Street, Santa Barbara, CA	93101
(Address of principal executive offices)	(Zip Code)

(805) 965-0699
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒  No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒    No

The aggregate market value of the Common Stock of Photoamigo, Inc. by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $  nil  .

As of January 25, 2011 there were 3,012,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

    The identification in this report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

    Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	The worldwide economic situation;
•	Any change in interest rates or inflation;
•	The willingness and ability of third parties to honor their contractual commitments;
•	The Company’s ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	The Company’s capital costs, as they may be affected by delays or cost overruns;
•	The Company’s costs of production;
•	Environmental and other regulations, as the same presently exist or may later be amended;
•	The Company’s ability to identify, finance and integrate any future acquisitions; and
•	The volatility of the Company’s stock price.

ii

PART I

ITEM 1.   BUSINESS.

General

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Overview

We provide social networking and photo sharing from the website PhotoAmigo.com.  As of Januray 31, 2010, our website had 4,402 users using our free photo sharing products. We also maintain the domain names PhotoAmigo.net, fotoamigo.com and fotoamigo.net.  These domain names all redirect incoming traffic to our main website, PhotoAmigo.com.

Our website currently allows users to upload photos, share comments via photo blogs, and print photos through third-party vendors.  Our free services allows users to upload up to ten photos per day.  We offer a premium service which is priced at $19.99 per year and allows for unlimited uploading of photos.  As of the date of this prospectus, all of our users are using our free service.

In addition to our photo sharing services, we offer display advertising on our site through Google Adsense.  We do not currently generate any revenue through advertising, and we estimate that we will require a minimum of six months to begin generating revenue from display advertising.  In order to generate revenue from advertising, we will need to increase traffic to our website.

Business Strategy

    Our business strategy is to engage users by offering free photo sharing and social networking services.  We believe that by offering a full suite of services for free, we can eventually get users to upgrade their membership for more photo sharing storage space.  Currently, we offer the following services to our members:

•
Full html in guestbooks and photo descriptions--by providing html based pages, users are able to embed video, audio and links within their pages.  By allowing users to include this type of data, the PhotoAmigo internal pages can provide rich media to the site’s visitors;

•	High resolution images—our image compression tools create a repository for higher resolution images for enlargements and printing;

•	Cell phone uploads—users are able to send images from their mobile phone directly to their PhotoAmigo pages;

•	In-house mail program allowing users to send and receive email originated within the site;

•	Image printing—we have integrated with Shutterfly to allow users to print their photos directly from our website.

Marketing

    We will use a variety of marketing strategies to build overall traffic to the site and intend to emphasize our marketing efforts.  We plan to gain new members by offering the free subscription level but will use marketing efforts within the site to upgrade our members to a paid program.  To cultivate new members, we plan to use the following marketing strategies:

•	Search Engine Optimization
•	Google adwords (purchasing key words such as “free photo sharing”)
•	International Craigslist postings
•	Guerrilla marketing: handing out postcards and installing street posters
•	Harvesting existing photo sharing sites (direct email invites)
•	Press releases to mass publications (magazines, newspapers, radio and TV)
•	Friends, family and word of mouth.

    We also believe that our success is dependent on viral marketing, which is implicit in photo sharing since our domain name is presented each time a member shares a photo.

    In addition to viral marketing strategies, we intend to rely on search engine optimization techniques to increase traffic to our website over the next twelve months.  Search engine optimization, or SEO, is the process of improving the volume of traffic generated from search engines such as Google or Yahoo.  We intend to optimize our website for key terms such as "photo sharing", "photo blogs", and "free photo hosting."  There is significant competition for these keywords and other keywords that direct traffic to photo sharing websites.  Given our limited capital resources, we may be unable to optimize our site in order to generate significant traffic from search engines.

Competition

    Several online sites allow for storage and printing of digital photos.  Many of these sites have grown to recognized brand names and receive millions of uploaded photos each day.  We believe that some users are interested in using a smaller site in which their photos can be featured.

    Flickr was acquired by Yahoo! when it had approximately 300,000 members.  According to a 2007 article in the weblog TechCrunch.com, “Flickr now has over 1 billion photos and 37.7 million unique monthly visitors.  2.5 million new photos are uploaded daily by 15 million registered users.

    Fotolog:  A February 2007 press release from the company cited 6.5 million member accounts from more than 200 countries that have shared more than 200 million photos since the site’s inception in October 2002.  The press release went on to call Fotolog “the world’s largest photo-blogging community and the third most trafficked social media network on the Internet.”  It added, “Fotolog has grown 100 percent virally since its founding in 2002, with no marketing or member incentives.”

    Photobucket was founded in 2003.  $15 million was invested before Photobucket was acquired by Fox Interactive Media’s MySpace for $250 million in May of 2007, according to crunchbase.com.  “Their main revenue streams are through premium accounts and advertising.”

Reports to Security Holders.

Photoamigo is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Photoamigo files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Office

We are provided rent-free office space by our Chief Executive Officer at 924 Olive Street, Santa Barbara, California 93101.

Employees

At January 25, 2011, we had 1 employee, our Chief Executive Officer.

ITEM 1A.    RISK FACTORS

Not required.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Photoamigo owns no property.

Photoamigo uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no market for Photoamigo’s common stock and there can be no assurance that a market will develop in the future. The Company has submitted a 15c211 application to the OTC Bulletin Board to have the Company’s common stock quoted on the OTC Bulletin Board. Such application is currently pending.

 Holders

As of January 25, 2011, a total of 3,012,000 shares of our common stock were outstanding and there were approximately 33 holders of record.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as "penny stocks" under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission (“SEC”) regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Corporate Stock Transfer, Inc. (“CST”) as the transfer agent for our common stock. The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209 and its telephone number is (303) 282-4800.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we intend to retain any earning in our business, and therefore do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

Not required.

ITEM 7.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2010, and the results of operations for the years ended July 31, 2010, and 2009.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a “going concern”.  The independent registered public accounting firm’s reports on our financial statements as of July 31, 2010 and 2009, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Development Stage Company. We are considered to be in the development stage as defined in the accounting standards. We have devoted substantially all of our efforts to business planning and development.  Additionally, we have allocated a substantial portion of our time and investment to bringing our product to the market, and to raising capital.  We have not yet generated revenue from operations.

Plan of Operation

We plan to provide social networking and photo sharing from our website PhotoAmigo.com.  We also maintain the domain names PhotoAmigo.net, fotoamigo.com and fotoamigo.net.  These domain names all redirect incoming traffic to our main website, PhotoAmigo.com.

We believe that we can generate significant revenue from the services provided by our website.  We need to continue development of the features on the website and attract additional subscribers.  PhotoAmigo believes that its brand, product offering and future enhancements will continue to attract users and will make it a premier destination for photo sharing.  While there are established photo sharing sites on the Internet, we believe that the continued growth of sharing photos and photo blogging will create an opportunity for additional sites.  Our strategy is to engage users by offering free photo sharing and social networking services.  We believe that by offering a full suite of services for free, we can eventually get users to upgrade their membership for more photo sharing storage space.

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010
4,013	4,126	4,402	4,471	4,516

 To become a viable enterprise, we must further increase the number of members visiting our site and convert members from free membership to paid membership.  We did not generate revenue from any members using our paid services in any of these periods.

Liquidity and Capital Resources

As of July 31, 2010, we had working capital (deficit) of $(6,223) comprised of current assets of $3,003 and current liabilities of $9,226.  This represents a decrease in working capital of $24,534 from the July 31, 2009 balance of $18,311.  During the year-ended July 31, 2010, our working capital decreased as we continued to fund our plan of operations.

We believe that our capital requirements for the next twelve months will be approximately $36,000, and we do not currently have these capital resources.  We estimate that our cash resources will allow us to operate for one month.  In order to operate for the next twelve months, we will need additional capital of approximately $33,000.

We have not yet reported any revenue from operations.  To fund our operations, we issued 2,850,000 shares of common stock on April 2, 2008 for cash proceeds of $50,000.  On April 28, 2008, we issued an additional 138,000 shares of common stock for cash proceeds of $11,500.  On January 25, 2010, an additional 24,000 shares of common stock were issued for cash proceeds of $400.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs.  As of July 31, 2010, we owe our Chief Executive Officer $226 for advances which are non-interest bearing and due on demand.

From inception to July 31, 2010, cash used from operating activities was $58,597.  We have recently reduced our operating activities so that we can conserve cash.

Our lack of capital resources will require us to obtain additional funding to achieve our photo sharing website development goals.  In the past we have relied on issuances of common stock to fund our operations.

We will seek additional financing in the form of debt or equity.  There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock.  Any sales of our securities would dilute the ownership of our existing investors.

We currently have no written or firm agreement regarding future funding requirements, and we may curtail our efforts or cease activities entirely.

Future Capital Expenditures

As of and subsequent to July 31, 2010, we have no plans or commitments to acquire capital assets.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2010, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2010, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

We reported a net loss of $(24,934) or $ (0.01) per share for the year ended July 31, 2010, compared to a net loss of $(36,247) or $ (0.01) per share for the year ended July 31, 2009.  We did not report any revenues from sales or services during the year.

Operating expenses totaled $24,950 for the year ended July 31, 2010, compared to $36,374 for the comparable period in 2009, a decrease of $11,424 or 31%.   We incur employee compensation and website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development, marketing, and certain general and administrative Expenses.  Professional fees increased during 2010 in connection with preparation of information to be included in our registration statement.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

Revenue Recognition

We recently commenced operations, and have not yet generated any revenues from operations.  Revenues are expected to be derived principally from subscriptions to our website.  Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the amount is reasonably assured.  Certain insignificant amounts collected during the development, testing, and implementation phases are recorded as a recovery of development expense.

Deferred revenue will be recorded when amounts are received from customers for future subscriptions.  Amounts received are recorded as income each month based on the pro-rata portion of the prepaid subscription that has been fulfilled.

Cash and Cash Equivalents

For financial statement presentation purposes, we consider short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Contingencies

We are not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on our financial condition, results of operations or cash flows.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accrued compensation, advances from officer, and accounts payable.    Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes using the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. PhotoAmigo provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Per Share Amounts

We provide for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.

Impairment of Long Lived Assets

PhotoAmigo periodically reviews the carrying amount of long lived assets to determine whether current events or changes in circumstances warrant adjustments to such carrying amounts.  If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements.  There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

Derivatives and Hedging - ASU No. 2010-11 was issued in March 2010 and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the Company beginning August 1, 2010.

Compensation – Stock Compensation - ASU No. 2010-13 was issued in April 2010 and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

Fair value measurements and disclosure – In January 2010 the FASB issued ASU No. 2010-06, which amends existing disclosure requirements to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy.  Furthermore, the reconciliation for fair value measurements using significant unobservable inputs now requires separate information about purchases, sales, issuances, and settlements.  Additional disclosure is also required about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements.  This ASU is currently being evaluated to determine its impact on our financial position, operations, or cash flows.

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature of application to specific industries.  None of the recent updates are expected to have a material impact on the Company’s financial position, operations, or cash flows.

 ITEM 8.    FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PhotoAmigo, Inc.
Santa Barbara, California

I have audited the accompanying balance sheets of PhotoAmigo, Inc. (a development stage company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from April 2, 2008 (inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of PhotoAmigo, Inc. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from April 2, 2008 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ RONALD R. CHADWICK, P.C.
January 19, 2011	RONALD R. CHADWICK, P.C.

PHOTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2010	July 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$3,003	$20,370
Total current assets	$3,003	$20,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$125
Accrued compensation	9,000	1,800
Advances from officer	226	134
Total current liabilities	9,226	2,059

Commitments and contingencies (Notes 2, 4 and 5)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 and 2,988,000 shares issued and outstanding, respectively	3,012	2,988
Additional paid-in capital	138,488	138,112
(Deficit) accumulated during the development stage	(147,723)	(122,789)
Total stockholders' equity (deficit)	(6,223)	18,311

Total liabilities and stockholders' equity (deficit)	$3,003	$20,370

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended July 31, 2010	Year ended July 31, 2009	From Inception (April 2, 2008) to July 31, 2010

Revenues	$-	$-	$-

Expenses:
Website development	2,322	14,523	19,014
Employee compensation	7,200	7,200	16,800
Sales and marketing	328	2,331	3,162
Legal and accounting fees	14,157	9,253	24,076
Investor relations	-	541	21,165
Other general and administrative	943	2,526	4,333
Impairment	-	-	59,400
Total expenses	24,950	36,374	147,950

Operating (loss)	(24,950)	(36,374)	(147,950)

Other income:
Interest income	16	127	227

Net (loss)	$(24,934)	$(36,247)	$(147,723)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,000,296	2,988,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended July 31, 2010	Year ended July 31, 2009	From Inception (April 2, 2008) to July 31, 2010
Cash flows from operating activities:
Net (loss)	$(24,934)	$(36,247)	$(147,723)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(125)	(105)	-
Increase in accrued compensation	7,200	1,800	9,000
Increase/(decrease) in advances from officer	92	(213)	226
Increase/(decrease) in other current liabilities	-	(125)	-
Total adjustments	7,167	1,357	89,126

Net cash (used in) operating activities	(17,767)	(34,890)	(58,597)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash proceeds from sale of stock	400	-	61,900
Net cash provided by financing activities	400	-	61,900

Net increase (decrease) in cash and equivalents	(17,367)	(34,890)	3,003

Cash and equivalents at beginning of period	20,370	55,260	-

Cash and equivalents at end of period	$3,003	$20,370	$3,003

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to July 31, 2010

					Total
			Additional		Stockholders'
	Common Stock		Paid - in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at
$0.0166 per share, January 25, 2010	24,000	24	376	-	400

Net (loss)	-	-	-	(24,934)	(24,934)

Balance, July 31, 2010	3,012,000	$3,012	$138,488	$(147,723)	$(6,223)

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and 2009

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are the responsibility of the Company’s management.  These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Organization

PhotoAmigo, Inc. (the Company or PhotoAmigo) was organized under the laws of the State of Nevada on April 2, 2008.  The Company has been in the development stage since its formation and has not yet realized revenues from its planned operations.  It plans to develop photographic sharing and networking through its website PhotoAmigo.com.  The Company has chosen July 31 as its fiscal year-end.

Development Stage Company

Based on the Company’s business plan, it is a development stage company since planned principal operations have not yet commenced.  Accordingly, the financial statements are presented in conformity with US GAAP that applies to development stage enterprises.  In addition to all the requirements applicable to an established enterprise, as a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from its inception date to the current balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the identification and disclosure of impaired assets and contingent liabilities at the date of the financial statements, and the reported amounts expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

PhotoAmigo recently commenced operations, is in its development stage, and has not yet generated revenues from operations.  Revenues are expected to be derived principally from subscriptions to our website.

In accordance with established guidance, PhotoAmigo plans to recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the amount is reasonably assured.  Certain insignificant amounts collected during the development, testing, and implementation phases are recorded as a recovery of development expense.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On July 31, 2010, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and 2009

Capital Expenditure

Expenditures for capital assets are recorded at historical cost.  Additions, improvements and major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger, and the resulting gain or loss is reflected in the statement of operations. Depreciation of capital assets is provided over their estimated useful lives on a straight line basis

Impairment of Long Lived Assets

PhotoAmigo periodically reviews the carrying amount of long lived assets to determine whether current events or changes in circumstances warrant adjustments to such carrying amounts.  If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Income Taxes

Deferred income taxes are recorded for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes using the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.  If the Company concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized, the balance of deferred tax assets is reduced by a valuation allowance.

Stock-based Compensation

PhotoAmigo has no stock compensation plan and has not made any grants since inception, and, accordingly, has not recognized any stock-based compensation expense.  PhotoAmigo plans to account for stock-based compensation in accordance with the fair value recognition provisions of US GAAP.  Stock based compensation will be measured at the grant date based upon the estimated fair value of the award and the expense will be recognized over the required employee service period.  The fair value of restricted stock grants will be estimated on the grant date based upon the fair value of the common stock.

Per Share Amounts

Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  Since inception, PhotoAmigo has not issued any potentially dilutive securities.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and 2009

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accrued compensation, and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Subsequent Events

The Company evaluated all events subsequent from the balance sheet date of July 31, 2010, and has determined that there are no subsequent events that require disclosure.

Recently Adopted Accounting Standards

The Company has adopted the following new accounting standards during its current fiscal year:

Accounting Standards Codification - In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs).  The ASC was effective during the period ended October 31, 2009.  Adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February, 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The Company adopted the updated guidance in 2009.  The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Accounting for the Useful Life of Intangible Assets - In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning August 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Derivative Instruments - In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on August 1, 2009. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and 2009

Business Combinations - In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on August 1, 2009 and it will be applied to any future acquisitions.

Non-controlling Interests – In December 2007, the ASC guidance for non-controlling interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“non-controlling interest”), (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value.  For presentation and disclosure purposes, the guidance requires non-controlling interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on August 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Recent Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s financial position, results of operations, or cash flows.

Derivatives and Hedging - ASU No. 2010-11 was issued in March 2010 and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the Company beginning August 1, 2010.

Compensation – Stock Compensation - ASU No. 2010-13 was issued in April 2010 and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to  have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $147,723 as of July 31, 2010.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon several factors, including the availability of debt or equity funding upon terms and conditions acceptable to PhotoAmigo, and ultimately achieving profitable operations.  Management believes that PhotoAmigo’s business plan provides it with an opportunity to continue as a going concern.  However, management cannot provide assurance that PhotoAmigo will meet its objectives and be able to continue in operation.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and 2009

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of PhotoAmigo to continue as a going concern.

NOTE 3.  STOCKHOLDERS' EQUITY

Preferred Stock    The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common Stock     The Company has authorized 100,000,000 shares of $0.001 par value common stock.

Issued and Outstanding    The total issued and outstanding common stock at July 31, 2010 is 3,012,000 common shares, as follows:

i.
On April 2, 2008, PhotoAmigo issued 2,100,000 common shares to a founder in exchange for assets, including the website and four domain names. The transaction was recorded at $59,100 representing the founder’s basis in the exchanged assets.

ii.	On April 2, 2008, PhotoAmigo issued 500,000 common shares to founders for cash proceeds of $47,000, or $0.094 per share.

iii.	On April 2, 2008, PhotoAmigo issued 250,000 common shares to a founder for $3,000 cash and for services valued at $20,500, or $0.094 per share.

iv.	On April 28, 2008, PhotoAmigo completed a private placement of 138,000 common shares for cash proceeds of $11,500, or $0.0833 per share.

v.	On January 10, 2010, PhotoAmigo completed a private placement of 24,000 common shares for cash proceeds of $400 or $0.0167 per share.

NOTE 4.  INCOME TAXES

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2008	$86,500	2028	$ 17,300	$ (17,300)	$ (17,300)	$ -
July 31, 2009	$36,200	2029	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2010	$25,000	2030	$ 5,000	$ (5,000)	$ (5,000)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2010	2009
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and 2009

NOTE 5.  RELATED PARTY TRANSACTIONS

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  During the year ended July 31, 2010, PhotoAmigo received cash advances aggregating $100.  As of July 31, 2010 the outstanding balance of advances from officer was $226.

PhotoAmigo accrues consulting fees of $600 per month to its sole executive officer as compensation for his services.  To conserve cash, the Company ceased payment of the monthly fee and, as of July 31, 2010, amounts accrued and unpaid were $9,000.
Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants during the two years ended July 31, 2010.

ITEM 9A(T).    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President,evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As permitted by applicable SEC rules, this annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report, which is included below, was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting.  During 2010, there were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and the Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Executive Officer and Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Robert Heckes Santa Barbara, CA	45	President, Chief Executive Officer, Chief Financial Officer and Director	2008

Our director is serving a term which expires at the next annual meeting of shareholders and until his or her successor is elected and qualified or until he or she resigns or is removed. Our sole Executive Officer serves at the will of our Board of Directors.

The following information summarizes the business experience of each of our officer and directors for at least the last five years:

Robert Heckes was appointed Chief Executive Officer, Chief Financial Officer and sole director in April 2008.  He may be deemed to be a promoter of the Company under the Securities Act of 1933 as amended.  Since 2006, he has been a licensed real estate agent with Sotheby’s International Realty and devotes 20% of his time to our affairs.

During the past ten years, Mr. Heckes has not been involved in any bankruptcy or insolvency proceedings, has not been involved in any criminal proceedings (excluding traffic violations and other minor offenses), has not been subject to the order of a court of competent jurisdiction or any Federal or State authority regarding business activities, and has not been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law

Board Committees

Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not registered under the Securities Exchange Act of 1934, as amended, and are not subject to the reporting requirements of Section 16(a).

Code of Ethics

We have not yet adopted a written Code of Ethics, however, we believe our Chief Executive Officer and Chief Financial Officer conducts himself honestly and ethically with respect to our business affairs.  As the Company is still in the process of putting its formal corporate governance structure into place, we plan to adopt a formal Code of Ethics in the future.

ITEM 11.    EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2010, there were no outstanding equity awards.  During the two years ended July 31, 2010, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 25, 2011, there are a total of 3,012,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	Number	(%)
Robert Heckes(1)	200,000	6.6%
924 Olive Street
Santa Barbara, CA 93101

Gary Agron	883,334	29.5%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

Iliff Street Capital, LLC	883,333	29.5%
Jennifer Frenkel, Sole Member 2340 South Columbine Street
Denver, CO 80210

Underwood Family Partners, LTD L. Michael Underwood, General Partner 5 Eagle Pointe Lane Castle Rock, CO 80101	764,333	25.4%

____________________
(1) Officer and director.

Changes in Control

On October 2, 2010, Gary Agron, Iliff Street Capital, LLC, and Underwood Family Partners, LTD purchased a total of 1,900,000 shares of the Company’s Common stock from Robert Heckes for $.0001 per share in accordance with the terms of the Pre-incorporation agreement dated March 24, 2008.

Equity Incentive Plan

We do not have an equity incentive plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firm  in the last two years ended July 31, 2010:

	2010	2009
Audit Fees	$2,250	$2,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$2,250	$2,500

It is the policy of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the principal accounting firm reflected above were approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert Heckes.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert Heckes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: January 27, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: January 27, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer