Form 10-Q
period 2010-10-31
Photoamigo, Inc.
filed 2011-04-05
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____   to  ________

Commission File Number: 333-164633

PHOTOAMIGO, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

924 Olive Street, Santa Barbara, CA. 93101
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (805) 965-0699

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:     3,012,000 shares of common stock outstanding as of February 28, 2011.

PHOTOAMIGO, INC.

Index

Part I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements

	Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010	3

	Statements of Operations (unaudited) for the three months ended October 31, 2010 and 2009, and for the period from inception (April 2, 2008) to October 31, 2010	4

	Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) for the period from inception (April 2, 2008) to October 31, 2010	5

	Statements of Cash Flows (unaudited) for the three months ended October 31, 2010 and 2009, and for the period from inception (April 2, 2008) to October 31, 2010	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PHOTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31, 2010	July 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,265	$3,003
Total current assets	$1,265	$3,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,506	$-
Accrued compensation	10,800	9,000
Advances from officer	226	226
Total current liabilities	16,532	9,226

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 shares issued and outstanding	3,012	3,012
Additional paid-in capital	138,488	138,488
(Deficit) accumulated during the development stage	(156,767)	(147,723)
Total stockholders' equity (deficit)	(15,267)	(6,223)

Total liabilities and stockholders' equity (deficit)	$1,265	$3,003

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended October 31, 2010 and 2009
and for the period from inception (April 2 2008) to October 31, 2010
(unaudited)

	Three Months ended October 31, 2010	Three Months ended October 31, 2009	From Inception (April 2, 2008) to October 31, 2010

Revenues	$-	$-	$-

Expenses:
Website development	398	1,655	19,412
Employee compensation	1,800	1,800	18,600
Sales and marketing	-	-	3,162
Legal and accounting fees	6,826	200	30,902
Investor relations	-	-	21,165
Other general and administrative	20	100	4,353
Impairment	-	-	59,400
Total expenses	9,044	3,755	156,994

Operating (loss)	(9,044)	(3,755)	(156,994)

Other income:
Interest income	-	7	227

Net (loss)	$(9,044)	$(3,748)	$(156,767)

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	2,988,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 for the period from inception (April 2, 2008) to October 31, 2010
 (unaudited)

	Common Stock		Additional Paid - in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008			57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at
$0.0166 per share, January 25, 2010	24,000	24	376	-	400

Net (loss)	-	-	-	(24,934)	(24,934)

Balance, July 31, 2010	3,012,000	3,012	138,488	(147,723)	(6,223)

Net (loss)	-	-	-	(9,044)	(9,044)

Balance, October 31, 2010	3,012,000	$3,012	$138,488	$(156,767)	$(15,267)

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended October 31, 2010 and 2009
and for the period from inception (April 2, 2008) to October 31, 2010
 (unaudited)

	Three Months ended October 31, 2010	Three Months ended October 31, 2009	From Inception (April 2, 2008) to October 31, 2010
Cash flows from operating activities:
Net (loss)	$(9,044)	$(3,748)	$(156,767)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	5,506	-	5,506
Increase in accrued compensation	1,800	1,800	10,800
Increase/(decrease) in advances from officer	-	100	226
Increase/(decrease) in other current liabilities	-	-	-
Total adjustments	7,306	1,900	96,432

Net cash (used in) operating activities	(1,738)	(1,848)	(60,335)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	-	-	61,900

Net increase (decrease) in cash and equivalents	(1,738)	(1,848)	1,265

Cash and equivalents at beginning of period	3,003	20,370	-

Cash and equivalents at end of period	$1,265	$18,522	$1,265

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010 and 2009
(unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of October 31, 2010, results of operations for the three months ended October 31, 2010 and 2009, and cash flows for the three months ended October 31, 2010 and 2009, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

Organization:    PhotoAmigo, Inc. (the Company or PhotoAmigo) was organized under the laws of the State of Nevada on April 2, 2008.  The Company has been in the development stage since its formation and has not yet realized revenues from its planned operations.  It plans to develop photographic sharing and networking through its website PhotoAmigo.com.  The Company has chosen July 31 as its fiscal year-end.

Development Stage Company:    Based on the Company’s business plan, it is a development stage company since planned principal operations have not yet commenced.  Accordingly, the financial statements are presented in conformity with US GAAP that applies to development stage enterprises.  In addition to all the requirements applicable to an established enterprise, as a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from its inception date to the current balance sheet date.

Use of Estimates:    The preparation of financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the identification and disclosure of impaired assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:     PhotoAmigo recently commenced operations, is in its development stage, and has not yet generated any significant revenues from operations.  Revenues are expected to be derived principally from subscriptions to our website.

PhotoAmigo will recognize revenue in accordance with the Accounting Standards Codification guidance for, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the amount is reasonably assured.  Certain insignificant amounts collected during the development, testing, and implementation phases are recorded as a recovery of development expense.

Deferred revenue will be recorded when amounts are received from customers for future subscriptions.  The deferred amounts will be subsequently recognized as income each month based on the pro-rata portion of the prepaid subscription that has been fulfilled.

Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On October 31, 2010, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Stock-based Compensation:     PhotoAmigo plans to account for stock-based compensation in accordance with the ASC guidance for “Stock Compensation,” requiring the Company to record compensation costs determined in accordance with the fair value based method prescribed in the guidance.  PhotoAmigo has no stock compensation plan and has not made any grants since inception, and, accordingly, has not recognized any stock-based compensation expense.

Per Share Amounts:     Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.

Recent Accounting Pronouncements:     The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

During the current fiscal year, various accounting standards updates were issued. Most of the updates represented technical corrections to the accounting literature or were applicable only to specific industries, and none of these additional recent updates are expected to have a material impact on the Company’s financial position, operations, or cash flows.

2.     Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $156,767 as of October 31, 2010.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

3.     Related Party Transactions

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  As of October 31, 2010, the outstanding balance of advances from officer was $226.

PhotoAmigo accrues consulting fees of $600 per month to its sole executive officer as compensation for his services.  To conserve cash, the Company ceased payment of the monthly fee and, as of October 31, 2010, amounts accrued and unpaid were $10,800.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

4.     Income Taxes

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2008	$86,500	2028	$ 17,300	$ (17,300)	$ (17,300)	$ -
July 31, 2009	$36,200	2029	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2010	$25,000	2030	$ 5,000	$ (5,000)	$ (5,000)	$ -
October 31, 2010	$9,000	2031	$1,800	$ (1,800)	$ (1,800)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2010	2009
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

This discussion updates our business plan for the balance of the fiscal year ending July 31, 2011.  It also analyzes our financial condition at October 31, 2010, and compares it to our financial condition at July 31, 2010.  This discussion summarizes the results of our operations for the three month period ended October 31, 2010 and compares it to the three month period ended October 31, 2009.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2010, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2010, including footnotes, which are included in this quarterly report.

Overview

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a “going concern”.  The independent registered public accounting firm’s report on our financial statements as of July 31, 2010, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Development Stage Company.  We are considered to be in the development stage as defined in the accounting standards. We have devoted substantially all of our efforts to business planning and development.  Additionally, we have allocated a substantial portion of our time and investment to bringing our product to the market, and to raising capital.  We have not yet generated significant revenue from operations.

Plan of Operation

We provide social networking and photo sharing from our website PhotoAmigo.com.  We also maintain the domain names PhotoAmigo.net, fotoamigo.com and fotoamigo.net.  These domain names all redirect incoming traffic to our main website, PhotoAmigo.com.

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

To become a viable enterprise, we must further increase the number of members visiting out site and convert members from free membership to paid membership.  We did not have any members using our paid services in any of these periods.

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of October 31, 2010, we had a working capital deficit of $15,267, comprised of current assets of $1,265 and current liabilities of $16,532.  This represents an increase in the deficit of $9,044 from the working capital deficit of $6,223 reported as of July 31, 2010.  During the three months ended October 31, 2010, we consumed working capital as we continued to fund our plan of operations.

We believe that our capital requirements for the next twelve months will be approximately $15,000, and we do not currently have these capital resources.

Our lack of capital resources may require us to obtain additional funding to achieve our photo sharing website development goals.  In the past we have relied on issuances of common stock to fund our operations.

We may seek additional financing in the form of debt or equity.  There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock.  Any sales of our securities would dilute the ownership of our existing investors.

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

From inception to October 31, 2010, cash used in operating activities was $60,335.  This has substantially exhausted our capital resources.  We have recently reduced our operating activities so that we can conserve cash.  We are currently evaluating potential strategies to develop our website and create a viable business enterprise.

Future Capital Expenditures

As of October 31, 2010, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009

For the three months ended October 31, 2010, we recorded a net loss of $(9,044), or $nil per share, compared to a net loss for the corresponding period of 2009 of $(3,748) or $nil per share.  In neither period did we report any revenue.

Operating expenses increased to $9,044 for the three months ended October 31, 2010, compared to $3,755 during the comparable period of 2009.  We incur employee compensation and website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses.  Professional fees increased to $6,826 during 2010 in connection with preparation of information to be included in our registration statement, and represent an increase of $6,626 from professional fees reported during the three months ended October 31, 2009, of $200.  Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Critical Accounting Policies

There have been no changes in our critical accounting policies since July 31, 2010.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and results of business development that we contemplate or have completed, such as increased revenues; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-K, other reports filed with the SEC and the following:

•	The worldwide economic situation;
•	Any change in interest rates or inflation;
•	The willingness and ability of third parties to honor their contractual commitments;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	Environmental and other regulations, as the same presently exist and may hereafter be amended.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of October 31, 2010, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None

Item 6.  Exhibits.

a.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert Heckes.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert Heckes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: April 4, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: April 4, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer