Form 10-Q
period 2011-01-31
Photoamigo, Inc.
filed 2011-04-05
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:     3,012,000 shares of common stock outstanding as of March 20, 2011.

PHOTOAMIGO, INC.

Index

Part I - FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements

	Balance Sheets as of January 31, 2011 (unaudited) and July 31, 2010	3

	Statements of Operations (unaudited) for the three months ended January 31, 2011 and 2010	4

	Statements of Operations (unaudited) for the six months ended January 31, 2011 and 2010, and for the period from inception (April 2, 2008) to January 31, 2011.	5

	Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) for the period from inception (April 2, 2008) to January 31, 2011	6

	Statements of Cash Flows (unaudited) for the six months ended January 31, 2011 and 2010, and for the period from inception (April 2, 2008) to January 31, 2011	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PHOTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2011	July 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,886	$3,003
Total current assets	$1,886	$3,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,586	$-
Notes payable - stockholders	8,000	-
Accrued compensation	12,600	9,000
Accrued interest	35	-
Advances from officer	226	226
Total current liabilities	24,447	9,226

Commitments and contingencies (Notes 2, 3, 4 and 5)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 and 3,012,000 shares issued and outstanding, respectively	3,012	3,012
Additional paid-in capital	138,488	138,488
(Deficit) accumulated during the development stage	(164,061)	(147,723)
Total stockholders' equity (deficit)	(22,561)	(6,223)

Total liabilities and stockholders' equity (deficit)	$1,886	$3,003

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended January 31, 2011 and 2010
 (unaudited)

	Three Months ended January 31, 2011	Three Months ended January 31, 2010

Revenues	$-	$-

Expenses:
Website development	115	158
Employee compensation	1,800	1,800
Legal and accounting fees	5,330	9,475
Other general and administrative	14	190
Total expenses	7,259	11,623

Operating (loss)	(7,259)	(11,623)

Other income (expense):
Interest expense	(35)	-
Interest income	-	5
Total other income (expense)	(35)	5

Net (loss)	$(7,294)	$(11,618)

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	2,989,565

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the six months ended January 31, 2011 and 2010
and for the period from inception (April 2 2008) to January 31, 2011
(unaudited)

	Six Months ended January 31, 2011	Six Months ended January 31, 2010	From Inception (April 2, 2008) to January 31, 2011

Revenues	$-	$-	$-

Expenses:
Website development	513	1,813	19,527
Employee compensation	3,600	3,600	20,400
Sales and marketing	-	-	3,162
Legal and accounting fees	12,156	9,675	36,232
Investor relations	-	-	21,165
Other general and administrative	34	290	4,367
Impairment	-	-	59,400
Total expenses	16,303	15,378	164,253

Operating (loss)	(16,303)	(15,378)	(164,253)

Other income (expense):
Interest expense	(35)	-	(35)
Interest income	-	12	227
Total other income (expense)	(35)	12	192

Net (loss)	$(16,338)	$(15,366)	$(164,061)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	2,988,783

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 for the period from inception (April 2, 2008) to January 31, 2011
 (unaudited)

	Common Stock		Additional Paid - in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010			.

Net (loss)	-	-	-	(24,934)	(24,934)

Balance, July 31, 2010	3,012,000	3,012	138,488	(147,723)	(6,223)

Net (loss)	-	-	-	(16,338)	(16,338)

Balance, January 31, 2011	3,012,000	$3,012	$138,488	$(164,061)	$(22,561)

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended January 31, 2011 and 2010
and for the period from inception (April 2, 2008) to January 31, 2011
 (unaudited)

	Six Months ended January 31, 2011	Six Months ended January 31, 2010	From Inception (April 2, 2008) to January 31, 2011
Cash flows from operating activities:
Net (loss)	$(16,338)	$(15,366)	$(164,061)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	3,586	3,520	3,586
Increase in accrued compensation	3,600	3,600	12,600
Increase/(decrease) in advances from officer	-	100	226
Increase/(decrease) in other current liabilities	35	-	35
Total adjustments	7,221	7,220	96,347

Net cash (used in) operating activities	(9,117)	(8,146)	(67,714)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Proceeds from notes payable - stockholders	8,000	-	8,000
Cash proceeds from sale of stock	-	400	61,900
Net cash provided by financing activities	8,000	400	69,900

Net increase (decrease) in cash and equivalents	(1,117)	(7,746)	1,886

Cash and equivalents at beginning of period	3,003	20,370	-

Cash and equivalents at end of period	$1,886	$12,624	$1,886

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011 and 2010
(unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2011, results of operations for the three and six months ended January 31, 2011 and 2010, and cash flows for the six months ended January 31, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On January 31, 2011, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

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

2.     Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $164,061 as of January 31, 2011.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

3.     Notes Payable - Stockholders

Effective December 22, 2010, the Company received proceeds of $8,000 from notes payable to two stockholders.  The notes are uncollateralized, bear interest at an annual rate of 4%, and are due on demand.  The Company accrued interest expense of $35 on the notes payable during the six months ended January 31, 2011.

4.     Related Party Transactions

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  As of January 31, 2011, the outstanding balance of advances from officer was $226.

PhotoAmigo accrues consulting fees of $600 per month to its sole executive officer as compensation for his services.  To conserve cash, the Company ceased payment of the monthly fee and, as of January 31, 2011, amounts accrued and unpaid were $12,600.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

5.     Income Taxes

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2008	$86,500	2028	$ 17,300	$ (17,300)	$ (17,300)	$ -
July 31, 2009	$36,200	2029	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2010	$25,000	2030	$ 5,000	$ (5,000)	$ (5,000)	$ -
January 31, 2011	$16,300	2031	$3,300	$ (3,300)	$ (3,300)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2010	2009
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

This discussion updates our business plan for the balance of the fiscal year ending July 31, 2011.  It also analyzes our financial condition at January 31, 2011, and compares it to our financial condition at July 31, 2010.  This discussion summarizes the results of our operations for the three and six month period ended January 31, 2011 and compares it to the three and six month period ended January 31, 2010.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2010, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2011, including footnotes, which are included in this quarterly report.

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

Liquidity and Capital Resources

As of January 31, 2011, we had a working capital deficit of $22,561, comprised of current assets of $1,886 and current liabilities of $24,447.  This represents an increase in the deficit of $16,338 from the working capital deficit of $6,223 reported as of July 31, 2010.  During the six months ended January 31, 2011, we consumed working capital as we continued to fund our plan of operations.

We believe that our capital requirements for the next twelve months will be approximately $15,000, and we do not currently have these capital resources.

Our lack of capital resources may require us to obtain additional funding to achieve our photo sharing website development goals.  In the past we have relied on issuances of common stock to fund our operations.

We recently received cash proceeds of $8,000 from two stockholders, pursuant to notes payable agreements that are due on demand and bear interest at an annual rate of 4%.

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

From inception to January 31, 2011, cash used in operating activities was $67,714.  This has substantially exhausted our capital resources.  We have recently reduced our operating activities so that we can conserve cash.  We are currently evaluating potential strategies to develop our website and create a viable business enterprise.

Future Capital Expenditures

As of January 31, 2011, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended January 31, 2011 Compared to the Three Months Ended January 31, 2010

For the three months ended January 31, 2011, we recorded a net loss of $7,294, or $nil per share, compared to a net loss for the corresponding period of 2010 of $11,618 or $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $7,259 for the three months ended January 31, 2011, compared to $11,623 during the comparable period of 2010.  We incur employee compensation and website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses.  Professional fees were $5,330 during the three months ended January 31, 2011, a decrease of $4,145, or 44%, compared to $9,475 recorded during the three months ended January 31, 2010.  Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company.  The additional expenses represent the cost of preparing information to be included in our registration statement on Form S-1.

Results of Operations – Six Months Ended January 31, 2011 Compared to the Six Months Ended January 31, 2010

For the six months ended January 31, 2011, we recorded a net loss of $16,338, or $0.01 per share, compared to a net loss for the corresponding period of 2010 of $15,366 or $0.01 per share.  In neither period did we report any revenue.

Operating expenses increased to $16,303 for the six months ended January 31, 2011, compared to $15,378 during the comparable period of 2010.  We incur employee compensation and website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses.  Professional fees increased to $12,156 during 2011in connection with preparation of information to be included in our registration statement.  This represents a increase of $2,481 from professional fees of $9,675 reported during the six months ended January 31, 2010.  Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and we recently completed the preparation of information to be included in our registration statement on Form S-1.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of January 31, 2011, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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