Form 10-K
period 2011-07-31
Photoamigo, Inc.
filed 2011-12-08
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

PHOTOAMIGO, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2532 Foothill Rd. Santa Barbara, CA	93105
(Address of principal executive offices)	(Zip Code)

(805) 965-0699
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,425,903 shares of common stock outstanding as of August 1, 2011.

i

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

Our website currently allows users to upload photos, share comments via photo blogs, and print photos through third-party vendors.  Our free services allow users to upload up to ten photos per day.  We offer a premium service which is priced at $19.99 per year and allows for unlimited uploading of photos.  As of the date of this prospectus, all of our users are using our free service.

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

Office

We are provided rent-free office space by our Chief Executive Officer at 2532 Foothill Rd. Santa Barbara, CA93105.

Employees

At November 1 , 2011, we had 1 employee, our Chief Executive Officer.

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

 Holders

As of November 1, 2011, a total of 3,012,000 shares of our common stock were outstanding and there were approximately 33 holders of record.

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

ITEM 7.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2011, and the results of operations for the years ended July 31, 2011, and 2010.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a “going concern”.  The independent registered public accounting firm’s reports on our financial statements as of July 31, 2011 and 2010, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010
4,519	4,531	4,539	4,545	4,553

 To become a viable enterprise, we must further increase the number of members visiting our site and convert members from free membership to paid membership.  We did not generate revenue from any members using our paid services in any of these periods.

Liquidity and Capital Resources

As of July 31, 2011, we had working capital (deficit) of $(36,604) comprised of current assets of $1,227 and current liabilities of $37,831.  This represents a decrease in working capital of $30,381 from the July 31, 2010 balance of $(6,223).  During the year-ended July 31, 2011our working capital decreased as we continued to fund our plan of operations.

We believe that our capital requirements for the next twelve months will be approximately $32,000, and we do not currently have these capital resources.  We estimate that our cash resources will allow us to operate for one-half month.

We have not yet reported any revenue from operations.  To fund our operations, we issued 2,850,000 shares of common stock on April 2, 2008 for cash proceeds of $50,000.  On April 28, 2008, we issued an additional 138,000 shares of common stock for cash proceeds of $11,500.  On January 25, 2010, an additional 24,000 shares of common stock were issued for cash proceeds of $400.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs.  As of July 31, 2011, we owe our Chief Executive Officer $226 for advances which are non-interest bearing and due on demand.

From inception to July 31, 2010, cash used from operating activities was $81,173.  We have recently reduced our operating activities so that we can conserve cash.

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

Future Capital Expenditures

As of and subsequent to July 31, 2011, we have no plans or commitments to acquire capital assets.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2011, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2011, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2011Compared to Year Ended July 31, 2010

We reported a net loss of $(30,380) or $ (0.01) per share for the year ended July 31, 2011, compared to a net loss of $(24,935) or $ (0.01) per share for the year ended July 31, 2010.  We did not report any revenues from sales or services during the year.

Operating expenses totaled $29,977 for the year ended July 31, 2011, compared to $24,951 for the comparable period in 2010, a decrease of $5,026 or 20%.   We incur employee compensation and website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development, marketing, and certain general and administrative expenses.  Professional fees increased during 2011 in connection with preparation of information to be included in our registration statement.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PhotoAmigo, Inc.
Santa Barbara, California

I have audited the accompanying balance sheets of PhotoAmigo, Inc. (a development stage company) as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from April 2, 2008 (inception) through July 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of PhotoAmigo, Inc. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from April 2, 2008 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
December 3, 2011	RONALD R. CHADWICK, P.C.

PHOTOAMIGO,  INC.
(A Development Stage Company)
 BALANCE SHEETS

	July 31, 2011	July 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$1,227	$3,003
Total current assets	$1,227	$3,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable - stockholders	$21,000	$-
Accrued compensation	16,200	9,000
Accrued interest	404	-
Advances from officer	227	227
Total current liabilities	37,831	9,227

Commitments and contingencies (Notes 2, 3, 4 and 5)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 and 3,012,000 shares issued and outstanding, respectively	3,012	3,012
Additional paid-in capital	138,488	138,488
(Deficit) accumulated during the development stage	(178,104)	(147,724)
Total stockholders' equity (deficit)	(36,604)	(6,223)

Total liabilities and stockholders' equity (deficit)	$1,227	$3,003

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended ended July 31, 2011 and 2010,
and for the period from Inception (April 2, 2008) to July 31, 2011

	Twelve Months	Twelve Months	From Inception
	ended	ended	(April 2, 2008) to
	July 31, 2011	July 31, 2010	July 31, 2011

Revenues	$-	$-	$-

Expenses:
Website development	919	2,322	19,933
Employee compensation	7,200	7,200	24,000
Sales and marketing	-	328	3,162
Legal and accounting fees	17,683	14,157	41,759
Investor relations	2,883	-	24,048
Other general and administrative	1,292	944	5,626
Impairment	-	-	59,400
Total expenses	29,977	24,951	177,928

Operating (loss)	(29,977)	(24,951)	(177,928)

Other income (expense):
Interest expense	(404)	-	(404)
Interest income	1	16	228
Total other income (expense)	(403)	16	(176)

Net (loss)	$(30,380)	$(24,935)	$(178,104)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	3,012,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended ended July 31, 2011 and 2010,
and for the period from Inception (April 2, 2008) to July 31, 2011

	Year	Year	From Inception
	ended	ended	(April 2, 2008) to
	July 31,2011	July 31,2010	July 31,2011
Cash flows from operating activities:
Net (loss)	$(30,380)	$(24,935)	$(178,104)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable		(125)	-
Increase in accrued compensation	7,200	7,200	16,200
Increase/(decrease) in advances from officer	-	93	227
Increase/(decrease) in other current liabilities	404	-	404
Total adjustments	404	7,168	96,731

Net cash (used in) operating activities	(22,776)	(17,767)	(81,373)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Proceeds from notes payable			-
Proceeds from notes payable - stockholders	21,000	400	21,000
Cash proceeds from sale of stock	-		61,900
Net cash provided by financing activities	21,000	400	82,900

Net increase (decrease) in cash and equivalents	(1,776)	(17,367)	1,227

Cash and equivalents at beginning of period	3,003	20,370	-

Cash and equivalents at end of period	$1,227	$3,003	$1,227

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to July 31, 2011

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010			.

Net (loss)	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss)	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011	3,012,000	$3,012	$138,488	$(178,104)	$(36,604)

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011 and 2010

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On July 31, 2011, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011 and 2010

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

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011 and 2010

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accrued compensation, and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Subsequent Events

The Company evaluated all events subsequent from the balance sheet date of July 31, 2011, and has determined that there are no subsequent events that require disclosure.

Accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of other standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011 and 2010

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $178,104 as of July 31, 2011.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

Issued and Outstanding    The total issued and outstanding common stock at July 31, 2011 is 3,012,000 common shares, as follows:

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

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011 and 2010

NOTE 4.  INCOME TAXESPhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2009	$36,000	2029	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2010	$25,000	2030	$ 5,000	$ (5,000)	$ (5,000)	$ -
July 31, 2011	$33,600	2031	$ 6,600	$ (6,600)	$ (6,600)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2011	2010
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

NOTE 5.  RELATED PARTY TRANSACTIONS

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  During the year ended July 31, 2011, PhotoAmigo received no cash advances.  As of July 31, 2011 the outstanding balance of advances from officer was $227.

PhotoAmigo accrues consulting fees of $600 per month to its sole executive officer as compensation for his services.  To conserve cash, the Company ceased payment of the monthly fee and, as of July 31, 2011, amounts accrued and unpaid were $16,200.
Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PRODEDURES.

We believe our internal controls and procedures are adequate.

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

Our Board of Directors has not established a standing Audit, Compensation and Nominating Committee during 2009.

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

ITEM 11.    EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2011, there were no outstanding equity awards.  During the three years ended July 31, 2011, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 1, 2011, there are a total of 3,012,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	Number	(%)
Robert Heckes(1)	200,000	6.6%
2532 Foothill Rd.
Santa Barbara, CA 93105

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firm of Ron Chadwick, CPA. in the last two years ended July 31, 2011:

	2011	2010
Audit Fees	$5,770	$2,250
Audit Related Fees	11,912	11,905
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,682	$14,155

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: December 8, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: December 8, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer