Form 10-Q
period 2011-10-31
Photoamigo, Inc.
filed 2011-12-23
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:     3,012,000 shares of common stock outstanding as of December 22, 2011.

PHOTOAMIGO, INC.

Index

		Page

Item 1.	Financial Statements

	Balance Sheets as of October 31, 2011 (unaudited) and July 31, 2011	3

	Statements of Operations (unaudited) for the three months ended October 31, 2011 and 2010, and for the period from inception (April 2, 2008) to October 31, 2011	4

	Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) for the period from inception (April 2, 2008) to October 31, 2011	5

	Statements of Cash Flows (unaudited) for the three months ended October 31, 2011 and 2010, and for the period from inception (April 2, 2008) to October 31, 2011	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PHOTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31, 2011	July 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,720	$1,227
Total current assets	$2,720	$1,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,500	$-
Notes Payable - stockholders	$26,000	$21,000
Accrued compensation	18,000	16,200
Accrued Interest	632	404
Advances from officer	226	226
Total current liabilities	46,358	37,830

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 shares issued and outstanding	3,012	3,012
Additional paid-in capital	138,488	138,488
(Deficit) accumulated during the development stage	(185,138)	(178,103)
Total stockholders' equity (deficit)	(43,638)	(36,603)

Total liabilities and stockholders' equity (deficit)	$2,720	$1,227

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended October 31, 2011 and 2010
and for the period from inception (April 2 2008) to October 31, 2011
(unaudited)

	Three Months	Three Months	From Inception
	ended	ended	(April 2, 2008) to
	October 31, 2011	October 31, 2010	October 31, 2011

Revenues	$-	$-	$-

Expenses:
Website development	174	398	20,107
Employee compensation	1,800	1,800	25,800
Sales and marketing	-	-	3,162
Legal and accounting fees	3,000	6,826	44,759
Investor relations	1,822	-	25,871
Other general and administrative	13	20	5,638
Impairment	-	-	59,400
Total expenses	6,808	9,044	184,736

Operating (loss)	(6,808)	(9,044)	(184,736)

Other income(expense):
Interest expense	(226)	-	(630)
Interest income	-	-	228

Net (loss)	$(7,034)	$(9,044)	$(185,366)

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	3,012,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 for the period from inception (April 2, 2008) to October 31, 2011
 (unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010			.

Net (loss)	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss)	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011	$3,012,000	$3,012	$138,488	$(178,104)	$(36,604)

Net (loss)	-	-	-	(7,034)	(7,034)

Balance, October 31, 2011	3,012,000	$3,012	$138,488	$(185,138)	$(43,638)

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended October 31, 2011 and 2010
and for the period from inception (April 2, 2008) to October 31, 2011
 (unaudited)

	Three Months	Three Months	From Inception
	ended	ended	(April 2, 2008) to
	October 31, 2011	October 31, 2010	October 31, 2011
Cash flows from operating activities:
Net (loss)	$(7,034)	$(9,044)	$(188,386)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	1,500	5,506	4,750
Increase in accrued compensation		1,800	9,000
Increase/(decrease) in advances from officer	-	-	226
Increase/(decrease) in other current liabilities	227	-	631
Total adjustments	1,727	7,306	94,507

Net cash (used in) operating activities	(5,307)	(1,738)	(93,879)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash Proceeds from notes payable
Proceeds from notes payable - stockholders	6,800		35,000
Cash proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	6,800	-	96,900

Net increase (decrease) in cash and equivalents	1,493	(1,738)	2,721

Cash and equivalents at beginning of period	1,227	3,003	-

Cash and equivalents at end of period	$2,720	$1,265	$2,721

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011 and 2010
(unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of October 31, 2011, results of operations for the three months ended October 31, 2011 and 2010, and cash flows for the three months ended October 31, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On October 31, 2011, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

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

2.     Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $185,138 as of October 31, 2011.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

3.     Related Party Transactions

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  As of October 31, 2011, the outstanding balance of advances from officer was $226.

PhotoAmigo accrues consulting fees of $600 per month to its sole executive officer as compensation for his services.  To conserve cash, the Company ceased payment of the monthly fee and, as of October 31, 2011, amounts accrued and unpaid were $18,000.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

4.     Income Taxes

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2008	$86,500	2028	$ 17,300	$ (17,300)	$ (17,300)	$ -
July 31, 2009	$36,200	2029	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2010	$25,000	2030	$ 5,000	$ (5,000)	$ (5,000)	$ -
July 31,2011	$33,600	2031	$6,600	$(6,600)	$(6,600)	$ -
October 31, 2011	$7,000	2032	$1,400	$ (1,400)	$ (1,400)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2010	2009
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

This discussion updates our business plan for the balance of the fiscal year ending July 31, 2012.  It also analyzes our financial condition at October 31, 2011, and compares it to our financial condition at July 31, 2011.  This discussion summarizes the results of our operations for the three month period ended October 31, 2011 and compares it to the three month period ended October 31, 2010.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2011, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2011, including footnotes, which are included in this quarterly report..

Overview

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a “going concern”.  The independent registered public accounting firm’s report on our financial statements as of July 31, 2011, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

Liquidity and Capital Resources

As of October 31, 2011, we had a working capital deficit of $43,638, comprised of current assets of $2,720 and current liabilities of $46,358.  This represents an increase in the deficit of $7,035 from the working capital deficit of $36,603 reported as of July 31, 2011.  During the three months ended October 31, 2011, we consumed working capital as we continued to fund our plan of operations.

We believe that our capital requirements for the next twelve months will be approximately $30,000, and we do not currently have these capital resources.

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

From inception to October 31, 2011, cash used in operating activities was $93,879.  This has substantially exhausted our capital resources.  We have recently reduced our operating activities so that we can conserve cash.  We are currently evaluating potential strategies to develop our website and create a viable business enterprise.

Future Capital Expenditures

As of October 31, 2011, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

For the three months ended October 31, 2011, we recorded a net loss of $(7,034), or $nil per share, compared to a net loss for the corresponding period of 2010 of $(9,044) or $nil per share.  In neither period did we report any revenue.

Operating expenses decrased to $6,808 for the three months ended October 31, 2011, compared to $9,044 during the comparable period of 2010.  We incur employee compensation and website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses.  Professional fees decreased to $3,000 during 2011 in connection with preparation of information to be included in our registration statement, and represent an decrease of $3,826 from professional fees reported during the three months ended October 31, 2010.  Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Critical Accounting Policies

There have been no changes in our critical accounting policies since July 31, 2011.

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

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
               101                           Interactive Data Files *
* To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: December 23, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: December 23, 2011	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer