Form 10-K/A
period 2011-07-31
Photoamigo, Inc.
filed 2012-02-01
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A

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

This Amendment is limited to a revision of Item 9A.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PRODEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain a set of disclosure controls and procedures designed with the objective of ensuring that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer (who also acts as our chief financial officer),  to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were ineffective due to a material weakness for the year ended July 31, 2011.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were ineffective due to material weaknesses for the year ended July 31, 2011. The areas in which material weaknesses were identified resulted from the fact that our chief executive officer is our only employee.  Accordingly, we do not have sufficient staff to maintain effective controls and procedures.  We believe that this was also the reason that the Form 10-K did not have, as filed, adequate disclosure of our controls and procedures.

We do not have sufficient funds at this time to hire additional staff or consultants to address the ineffectiveness of our internal controls over financial reporting or our disclosure controls and procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report is not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control:

None.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: January 31, 2012	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: January 31, 2012	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer