Form 10-K/A
period 2011-07-31
Photoamigo, Inc.
filed 2012-02-17
CIK 1482554

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

PART IV

ITEM 15.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert Heckes.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert Heckes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: February 17, 2012	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: February 17, 2012	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer