Form 10-Q/A
period 2011-10-31
Photoamigo, Inc.
filed 2012-03-19
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

2532 Foothill Road, Santa Barbara, CA. 93105
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (805) 965-0699

924 Olive Street, Santa Barbara, CA. 93101
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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended October 31, 2011, or the Form 10-Q, of Photoamigo, Inc., or the Company, as filed with the Securities and Exchange Commission, or the SEC, on December 23, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q as originally filed.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

a.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert Heckes. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert Heckes. *
               101                           Interactive Data Files
* Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 19, 2012	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 19, 2012	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer