Form 10-Q
period 2013-04-30
Photoamigo, Inc.
filed 2013-06-19
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:     3,012,000 shares of common stock outstanding as of May 31, 2013.

PHOTOAMIGO, INC.

Index

		Page

Item 1.	Financial Statements

	Balance Sheets as of April 30, 2013 (unaudited) and July 31, 2012	3

	Statements of Operations (unaudited) for the three months ended April 30, 2013 and 2012, and for the period from inception (April 2, 2008) to April 30, 2013	4

	Statements of Operations (unaudited) for the nine months ended April 30, 2013 and 2012, and for the period from inception (April 2, 2008) to April 30, 2013	5

	Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception (April 2, 2008) to April 30, 2013 (unaudited)	6

	Statements of Cash Flows (unaudited) for the nine months ended April 30, 2013 and 2012, and for the period from inception (April 2, 2008) to April 30, 2013	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Saftey Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PHOTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	Apr 30, 2013	July 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,810	$943
Total current assets	$7,810	$943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,658	$2,015
Advances from officer	227	227
Total current liabilities	3,885	2,242

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 shares issued and outstanding	3,012	3,012
Additional paid-in capital	215,619	195,619
(Deficit) accumulated during the development stage	(214,706)	(199,930)
Total stockholders' equity (deficit)	3,925	(1,299)

Total liabilities and stockholders' equity (deficit)	$7,810	$943

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended April 30, 2013 and 2012
and for the period from inception (April 2 2008) to April 30, 2013
(unaudited)

	Three Months ended	Three Months ended
	April 30, 2013	April 30, 2012

Revenues	$-	$-

Expenses:
Website development	173	173
Employee compensation	-
Sales and marketing	-	-
Legal and accounting fees	2,206	1,500
Investor relations	1,901	1,975
Other general and administrative	101	360
Impairment	-	-
Total expenses	4,381	4,008

Operating (loss)	(4,381)	(4,008)

Other income(expense):
Interest expense	-
Interest income	-	-

Net (loss)	$(4,381)	$(4,008)

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	3,012,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the nine months ended April 30, 2013 and 2012
and for the period from inception (April 2 2008) to April 30, 2013
(unaudited)

	Nine Months ended	Nine Months ended	From Inception (April 2, 2008) to
	April 30, 2013	April 30, 2012	January 31, 2013

Revenues	$-	$-	$-

Expenses:
Website development	919	627	21,657
Employee compensation	-	1,800	25,800
Sales and marketing	-	-	3,162
Legal and accounting fees	9,540	7,893	62,849
Investor relations	4,000	4,135	35,071
Other general and administrative	317	410	6,365
Impairment	-	-	59,400
Total expenses	14,776	14,865	214,304

Operating (loss)	(14,776)	(14,865)	(214,304)

Other income(expense):
Interest expense		(227)	(631)
Interest income	-	-	229
			(402)
Net (loss)	$(14,776)	$(15,092)	$(214,706)

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	3,012,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 for the period from inception (April 2, 2008) to April 30, 2013
 (unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010			.

Net (loss)	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss)	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011	$3,012,000	$3,012	$138,488	$(178,104)	$(36,604)

Net (loss)		-	57,131	(21,826)	35,305

Balance, July 31, 2012	3,012,000	$3,012	$195,619	$(199,930)	$(1,299)

Net (loss)	-	-	20,000	(14,776)	5,224

Balance, April 30, 2013	3,012,000	$3,012	$215,619	$(214,706)	$3,925

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended April 30, 2013 and 2012
and for the period from inception (April 2, 2008) to April 30, 2013
 (unaudited)

	Nine Months ended	Nine Months ended	From Inception (April 2, 2008) to
	April 30, 2013	April 30, 2012	January 31, 2013
Cash flows from operating activities:
Net (loss)	$(14,776)	$(15,092)	$(214,706)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	1,643	37	3,658
Increase in accrued compensation	-	-	16,200
Increase/(decrease) in advances from officer	-	-	227
Increase/(decrease) in other current liabilities	-	(404)	-
Total adjustments	1,643	(367)	99,985

Net cash (used in) operating activities	(13,133)	(15,459)	(114,721)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash Proceeds from notes payable		(7,000)	(7,000)
Proceeds from notes payable-Stockholders		(14,000)	-
Proceeds from accrued Compensation		(16,200)	(9,200)
Proceeds from additional paid in capital	20,000	57,131	77,131
Cash Proceeds from sale of stock - PPM	-	-	61,900
Net cash provided by financing activities	20,000	19,931	122,831

Net increase (decrease) in cash and equivalents	6,867	4,472	7,810

Cash and equivalents at beginning of period	943	1,227	-

Cash and equivalents at end of period	$7,810	$5,699	$7,810

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2013 and 2012
(unaudited)

1.     Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2013, results of operations for the three and nine months ended April 30, 2013 and 2012, and cash flows for the nine months ended April 30, 2013 and 2012, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On April 30, 2013, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

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

2.     Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $214,706 as of April 30, 2013.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

3.     Related Party Transactions

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  As of April 30, 2013, the outstanding balance of advances from officer was $226.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

4.     Income Taxes

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2008	$86,500	2028	$ 17,300	$ (17,300)	$ (17,300)	$ -
July 31, 2009	$36,200	2029	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2010	$25,000	2030	$ 5,000	$ (5,000)	$ (5,000)	$ -
July 31, 2011	$30,400	2031	$6,100	$(6,100)	$(6,100)	$ -
July 31, 2012	$22,000	2032	$4,400	$ (4,400)	$ (4,400)	$ -
April 30, 2013	$14,776	2033	$2,800	$ (2,800)	$ (2,800)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2013	2012
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

This discussion updates our business plan for the balance of the fiscal year ending July 31, 2013.  It also analyzes our financial condition at April 30, 2013, and compares it to our financial condition at April 30, 2012.  This discussion summarizes the results of our operations for the three and nine month periods ended April 30, 2013 and compares it to the three and nine month periods ended April 30, 2012.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2012, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2013, including footnotes, which are included in this quarterly report..

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

Liquidity and Capital Resources

As of April 30, 2013, we had a working capital balance of $3,925 comprised of current assets of $7,810 and current liabilities of $3,885.  This represents a decrease in the deficit of $ 5,224 from the working capital deficit of $(1,299) reported as of July 31, 2012.  During the nine months ended April 30, 2013, we consumed working capital as we continued to fund our plan of operations.

We believe that our capital requirements for the next twelve months will be approximately $21,000, and we do not currently have these capital resources.

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

From inception to April 30, 2013, cash used in operating activities was $214,706.  This has substantially exhausted our capital resources.  We have recently reduced our operating activities so that we can conserve cash.  We are currently evaluating potential strategies to develop our website and create a viable business enterprise.

Future Capital Expenditures

As of April 30, 2013, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended April 30, 2013 Compared to the Three Months Ended April 30, 2012

For the three months ended April 30, 2013, we recorded a net loss of $(4,381), or $nil per share, compared to a net loss for the corresponding period of 2012 of $(4,008) or $nil per share.  In neither period did we report any revenue.

Operating expenses increased to $4,381 for the three months ended April 30, 2013, compared to $4,008 during the comparable period of 2012. This is an increase in expenses of $383.  We incur  website development expenses in connection with activities to develop our business. Website expenses were consistant for the quarter compared to 2012.  We have professional fees in connection with the activities required to prepare disclosure documents.  These professional fees increased to $2,206 during 2013 in connection with preparation of information to be included in our registration statement, an increase of $ 706 from the professional fees reported during the three months ended April 30 2012. Investor relations costs however decreased by 74 for the quarter compared to the same quarter of 2012.   Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Results of Operations – Nine Months Ended April 30, 2013 Compared to the Nine Months Ended April 30, 2012

For the nine months ended April 30, 2013, we recorded a net loss of $(14,776), or $nil per share, compared to a net loss for the corresponding period of 2012 of $(15,092) also $nil per share.  In neither period did we report any revenue.

Operating expenses decreased to $14,776 for the nine months ended April 30, 2013, compared to $14,865 during the comparable period of 2012. This is a decrease in expenses of $ (89).  We incur website development expenses in connection with activities to develop our business.  These website expenses increased by $ 292. During the first nine months of 2013 compared to 2012. We incur professional fees in connection with the activities required to prepare disclosure documents. Professional fees increased to $9,540 during 2013 in connection with preparation of information to be included in our registration statement, and represent an increase of $1,647 from professional fees reported during the nine months ended April 30, 2012.  Consistent with our current need to conserve capital resources, we have reduced our general and administrative expenses.  Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

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

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of April 30, 2013, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 19, 2013	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 19, 2013	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer