Form 10-K
period 2013-07-31
Photoamigo, Inc.
filed 2013-11-12
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,012,000 shares of common stock outstanding as of August 1, 2013.

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

Office

We are provided rent-free office space by our Chief Executive Officer at 2532 Foothill Rd. Santa Barbara, CA93105.

Employees

At October 1, 2013, we had -0- employees, as our Chief Executive Officer  no longer receives compensation for his services.

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

Holders

As of September 1, 2013, a total of 3,012,000 shares of our common stock were outstanding and there were approximately 33 holders of record.

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

ITEM 7.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2013, and the results of operations for the years ended July 31, 2013, and 2012.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a “going concern”.  The independent registered public accounting firm’s reports on our financial statements as of July 31, 2013 and 2012, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2010	July 31, 2011	July 31, 2012	July 31, 2013
4,519	4,553	4,583	4,606

 To become a viable enterprise, we must further increase the number of members visiting our site and convert members from free membership to paid membership.  We did not generate revenue from any members using our paid services in any of these periods.

Liquidity and Capital Resources

As of July 31, 2013, we had working capital  of $1,468 comprised of current assets of $3,513 and current liabilities of $2.045  This represents an increase in working capital of $2,767 from the July 31, 2012 balance of $(1,299).  During the year-ended July 31, 2013 our working capital increased as we converted debt into additional paid in capital as a method to fund our plan of operations.

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

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs.  As of July 31, 2013, we owe our Chief Executive Officer $226 for advances which are non-interest bearing and due on demand.

From inception to July 31, 2013, cash used from operating activities was $119,018.  We have recently reduced our operating activities so that we can conserve cash.

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

Future Capital Expenditures

As of and subsequent to July 31, 2013, we have no plans or commitments to acquire capital assets.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2013, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2013, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2013 Compared to Year Ended July 31, 2012

We reported a net loss of $(17,234) or $ (0.01) per share for the year ended July 31, 2012, compared to a net loss of $(21,826) or $ (0.01) per share for the year ended July 31, 2012.  We did not report any revenues from sales or services during the year.

Operating expenses totaled $17,234 for the year ended July 31, 2013, compared to $21,600 for the comparable period in 2012, a decrease of $4,366  or 20%.   We incur website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development, marketing, and certain general and administrative expenses.  Professional fees decreased slightly during 2013 in connection with preparation of information to be included in our registration statement.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PhotoAmigo, Inc.
Santa Barbara, California

I have audited the accompanying balance sheets of PhotoAmigo, Inc. (a development stage company) as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from April 2, 2008 (inception) through July 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of PhotoAmigo, Inc. as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from April 2, 2008 (inception) through July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
October 28, 2013	RONALD R. CHADWICK, P.C.

PHOTOAMIGO,  INC.
(A Development Stage Company)
 BALANCE SHEETS

	July 31, 2013	July 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$3,513	$943
Total current assets	$3,513	$943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,818	$2,015
Advances from officer	227	227
Total current liabilities	2,045	2,242

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 shares issued and outstanding	3,012	3,012
Additional paid-in capital	215,619	195,619
(Deficit) accumulated during the development stage	(217,163)	(199,930)
Total stockholders' equity (deficit)	1,468	(1,299)

Total liabilities and stockholders' equity (deficit)	$3,513	$943

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended ended July 31, 2013 and 2012,
and for the period from Inception (April 2, 2008) to July 31, 2013

	Twelve Months	Twelve Months	From Inception
	ended	ended	(April 2, 2008) to
	July 31, 2013	July 31, 2012	July 31, 2013

Revenues	$-	$-	$-

Expenses:
Website development	1,094	805	21,832
Employee compensation	-	1,800	25,800
Sales and marketing	-	-	3,162
Legal and accounting fees	11,509	11,550	64,818
Investor relations	4,302	7,023	35,373
Other general and administrative	329	422	6,377
Impairment	-	-	59,400
Total expenses	17,234	21,600	216,762

Operating (loss)	(17,234)	(21,600)	(216,762)

Other income (expense):
Interest expense		(227)	(631)
Interest income	1	1	230
Total other income (expense)	1	(226)	(401)

Net (loss)	$(17,233)	$(21,826)	$(217,163)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,012,000	3,012,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended ended July 31, 2013 and 2012,
and for the period from Inception (April 2, 2008) to July 31, 2013

	Year	Year	From Inception
	ended	ended	(April 2, 2008) to
	July 31, 2013	July 31, 2012	July 31, 2013
Cash flows from operating activities:
Net (loss)	$(17,233)	$(21,826)	$(217,163)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(197)	2,015	1,818
Increase in accrued compensation			16,200
Increase/(decrease) in advances from officer	-		227
Increase/(decrease) in other current liabilities		(404)
Total adjustments	(197)	1,611	98,145

Net cash (used in) operating activities	(17,430)	(20,215)	(119,018)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Proceeds from notes payable		(7,000)	(7,000)
Proceeds from notes payable - stockholders		(30,200)	(9,200)
Proceeds from Additional Paid in Capital	20,000	57,131	77,131
Cash proceeds from sale of stock	-		61,900
Net cash provided by financing activities	20,000	19,931	122,831

Net increase (decrease) in cash and equivalents	2,570	(284)	3,513

Cash and equivalents at beginning of period	943	1,227	-

Cash and equivalents at end of period	$3,513	$943	$3,513

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to July 31, 2013

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at $0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at $0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at $0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at $0.0166 per share, January 25, 2010	24,000	24	376	-	400

Net (loss)	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss)	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011	3,012,000	3,012	138,488	(178,104)	(36,604)

Net (loss)	-	-	-	(21,826)	(21,826)

Additional paid in capital-related parties	-	-	57,131	-	57,131

Balance, July 31, 2012	3,012,000	3,012	195,619	(199,930)	(1,299)

Net (loss)	-	-	-	(17,233)	(17,233)

Additional paid in capital-related parties	-	-	20,000	-	20,000

Balance, July 31, 2013	3,012000	3,012	215,619	(217,163)	1,468

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013 and 2012

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On July 31, 2013, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accrued compensation, and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Subsequent Events

The Company evaluated all events subsequent from the balance sheet date of July 31, 2013, and has determined that there are no subsequent events that require disclosure.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $217,163 as of July 31, 2013.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

Common Stock     The Company has authorized 100,000,000 shares of $0.001 par value common stock.

Issued and Outstanding    The total issued and outstanding common stock at July 31, 2013 is 3,012,000 common shares, as follows:

i.	On April 2, 2008, PhotoAmigo issued 2,100,000 common shares to a founder in exchange for assets, including the website and four domain names. The transaction was recorded at $59,100 representing the founder’s basis in the exchanged assets.

ii.	On April 2, 2008, PhotoAmigo issued 500,000 common shares to founders for cash proceeds of $47,000, or $0.094 per share.

iii.	On April 2, 2008, PhotoAmigo issued 250,000 common shares to a founder for $3,000 cash and for services valued at $20,500, or $0.094 per share.

iv.	On April 28, 2008, PhotoAmigo completed a private placement of 138,000 common shares for cash proceeds of $11,500, or $0.0833 per share.

v.	On January 10, 2010, PhotoAmigo completed a private placement of 24,000 common shares for cash proceeds of $400 or $0.0167 per share.

NOTE 4.  INCOME TAXES

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2011	$33,600	2031	$ 6,600	$ (6,600)	$ (6,600)	$ -
July 31, 2012	$36,000	2032	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2013	$40,000	2033	$ 4,000	$ (4,000)	$ (4,000)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2013	2012
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

NOTE 5.  RELATED PARTY TRANSACTIONS

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  During the year ended July 31, 2013,  PhotoAmigo received no cash advances.  As of July 31, 2013 the outstanding balance of advances from officer was $227.

PhotoAmigo’s  practice of accruing consulting fees of $600 per month to its sole executive officer as compensation for his services ended after 2 quarters of last year.  To conserve cash, the Company ceased payment of the monthly fee and, as of July 31, 2011, amounts accrued and unpaid were converted to additional paid in capital and therefore amount to -0- .

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

In fiscal year end 2013 and 2012 related party shareholders and officers contributed $20,000 and $57,131 to the capital of the Company.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Robert Heckes Santa Barbara, CA	47	President, Chief Executive Officer, Chief Financial Officer and Director	2008

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

ITEM 11.    EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2013, there were no outstanding equity awards.  During the five years ended July 31, 2013, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 1, 2013, there are a total of 3,012,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

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
____________________
(1) Officer and director.

Changes in Control

On October 2, 2010, Gary Agron, Iliff Street Capital, LLC, and Underwood Family Partners, LTD purchased a total of 1,900,000 shares of the Company’s Common stock from Robert Heckes for $.0001 per share in accordance with the terms of the Pre-incorporation agreement dated March 24, 2008. In April 2012  Gary Agron,  Iliff Street Capital,  LLC,  the Underwood Family Partners, LTD and Robert Heckes re-distributed the 2,731,000

Equity Incentive Plan

We do not have an equity incentive plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firm of Ron Chadwick, CPA. in the last two years ended July 31, 2013:

	2012	2011
Audit Fees	$9,040	$9,250
Audit Related Fees	2,468	2,300
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$11,509	$11,550

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 12, 2013	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 12, 2013	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer