Form 10-Q
period 2013-10-31
Photoamigo, Inc.
filed 2014-03-17
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2013
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,012,000 shares of common stock outstanding as of March 17, 2014.

PHOTOAMIGO, INC.

Index

Part I - FINANCIAL INFORMATION

PHOTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31, 2013 (unaudited)	July 31, 2013 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,494	$3,513
Total current assets	7,494	3,513

Total assets	$7,494	$3,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,400	$1,818
Advances from officer	227	227
Total current liabilities	1,627	2,045

Total liabilities	1,627	2,045

Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 shares issued and outstanding	3,012	3,012
Additional paid-in capital	223,119	215,619
(Deficit) accumulated during the development stage	(220,264)	(217,163)
Total stockholders' equity	5,867	1,468

Total liabilities and stockholders' equity	$7,494	$3,513

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three month periods ended October 31, 2013 and 2012, and for the period from Inception (April 2, 2008) to October 31, 2013
(unaudited)

	Three Months ended October 31, 2013	Three Months ended October 31, 2012	From Inception (April 2, 2008) to October 31, 2013

Revenues	$-	$-	$-

Operating expenses:
Website development	170	177	22,002
Employee compensation	-	-	25,800
Sales and marketing	-	-	3,162
Legal and accounting fees	2,499	5,309	67,317
Investor relations	355	361	35,728
Other general and administrative	75	12	6,452
Impairment	-	-	59,400
Total expenses	3,099	5,859	219,861

Operating (loss)	(3,099)	(5,859)	(219,861)

Other income(expense):
Interest expense	-	-	(631)
Interest income	(2)	-	228
Net other income (expense)	-	-	(403)

Net (loss) before taxes	(3,101)	(5,859)	(220,264)

Provision for taxes	-	-	-

Net Loss	$(3,101)	$(5,859)	$(220,264)

Net (loss) per common share:
Basic and Diluted	$(0.00)*	$(0.00)*

Weighted average shares outstanding:
Basic and Diluted	3,012,000	3,012,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to October 31, 2013

	Common Stock		Additional Paid - in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at Inception, April 2, 2008 - audited	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100
Shares issued for cash at $0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000
Shares issued for cash and services at $0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500
Shares issued for cash at $0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)
Balance, July 31, 2008 - audited	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)
Balance, July 31, 2009 - audited	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at $0.0166 per share, January 25, 2010	24,000	24	376	-	400

Net (loss)	-	-	-	(24,935)	(24,935)
Balance, July 31, 2010 - audited	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss)	-	-	-	(30,380)	(30,380)
Balance, July 31, 2011 - audited	3,012,000	3,012	138,488	(178,104)	(36,604)

Net (loss)	-	-	-	(21,826)	(21,826)
Additional paid in capital - related parties	-	-	57,131	-	57,131
Balance, July 31 , 2012 - audited	3,012,000	3,012	195,619	(199,930)	(1,299)

Net (loss)	-	-	-	(17,233)	(17,233)
Additional paid in capital - related parties	-	-	20,000	-	20,000
Balance, July 31 , 2013 - audited	3,012,000	3,012	215,619	(217,163)	1,468

Net (loss)	-	-	-	(3,101)	(3,101)
Additional paid in capital - related parties	-	-	7,500	-	7,500
Balance, October 31, 2013 - unaudited	3,012,000	$3,012	$223,119	$(220,264)	$5,867

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three month periods ended October 31, 2013 and 2012, and for the period from Inception (April 2, 2008) to October 31, 2013
(unaudited)

	Three Months ended October 31,2013	Three Months ended October 31,2012	From Inception (April 2, 2008) to October 31,2013
Cash flows from operating activities:
Net (loss)	$(3,101)	$(5,859)	$(220,264)
Adjustments to reconcile net (loss) to net cash	-		-
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(418)	(885)	1,400
Increase in accrued compensation	-	-	16,200
Increase/(decrease) in advances from officer	-	-	227
Net cash (used in) operating activities	(3,519)	(6,744)	(122,537)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash proceeds from notes payable	-	-	(7,000)
Proceeds from accrued compensation	-	-	(9,200)
Proceeds from capital contributions from shareholders	7,500	7,500	84,631
Cash proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	7,500	7,500	130,331

Net increase (decrease) in cash and equivalents	3,981	756	7,494

Cash and equivalents at beginning of period	3,513	943	-

Cash and equivalents at end of period	$7,494	$1,699	$7,494

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the three month periods ended October 31, 2013 and 2012 and for the period from Inception (April 2, 2008) to October 31, 2013
(unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PhotoAmigo, Inc. (“the Company” or “PhotoAmigo”) was organized under the laws of the State of Nevada on April 2, 2008.  The Company has been in the development stage since its formation and has not yet realized revenues from its planned operations.  It plans to develop photographic sharing and networking through its website PhotoAmigo.com.

Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of October 31, 2013, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended October 31, 2013 and 2012, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

Development Stage Company:    Based on the Company’s business plan, it is a development stage company since its planned principal operations have not yet commenced.  Accordingly, the financial statements are presented in conformity with US GAAP that applies to development stage enterprises.  In addition to all the requirements applicable to an established enterprise, as a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from its inception (April 2, 2008) date to the current balance sheet date.

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

Revenue Recognition:     PhotoAmigo commenced operations, is in its development stage, and has not yet generated any revenues from operations.  Revenues are expected to be derived principally from subscriptions to our website.

PhotoAmigo will recognize revenue in accordance with the Accounting Standards Codification guidance for, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the amount is reasonably assured.  Certain insignificant amounts collected during the development, testing, and implementation phases are recorded as a recovery of development expense.

Deferred revenue will be recorded when amounts are received from customers for future subscriptions.  The deferred amounts will be subsequently recognized as income each month based on the pro-rata portion of the prepaid subscription that has been fulfilled.

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three month periods ended October 31, 2013 or 2012.

Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On October 31, 2013, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

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

Income (Loss) Per Share:     Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  No potentially dilutive debt or equity securities were issued or outstanding during the three month periods ended October 31, 2013 or 2012.

Recent Accounting Pronouncements:   The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

2.     Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $220,264 as of October 31, 2013.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

3.     Related Party Transactions

From time to time, PhotoAmigo receives funds by way of loan from its sole executive officer to cover temporary working capital requirements.  As of October 31, 2013, the outstanding balance of advances from its sole executive officer was $227, the advances bear no interest, are unsecured and due on demand.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

During the three months ended October 31, 2013, three shareholders contributed $7,500 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during the three months ended October 31, 2012, shareholders contributed $7,500 to fund the Company's ongoing operations and this balance was credited to additional paid in capital

4.     Income Taxes

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2008	$86,500	2028	$ 17,300	$ (17,300)	$ (17,300)	$ -
July 31, 2009	$36,200	2029	$ 7,200	$ (7,200)	$ (7,200)	$ -
July 31, 2010	$25,000	2030	$ 5,000	$ (5,000)	$ (5,000)	$ -
July 31, 2011	$30,400	2031	$ 6,100	$ (6,100)	$ (6,100)	$ -
July 31, 2012	$22,000	2032	$ 4,400	$ (4,400)	$ (4,400)	$ -
July 31, 2013	$17,000	2033	$ 3,400	$ (3,400)	$ (3,400)	$ -
October 31, 2013	$ 3,000	2034	$ 600	$ (600)	$ (600)	$ -

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2013	2012
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

5.     Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock have been issued or outstanding since Inception (April 1, 2008).

Common Stock

The Company is authorized to issue 100,000,000 shares or common stock with a par value of $0.001 per share.

No shares of common stock were issued during the three months ended October 31, 2013 or 2012.

There were 3,012,000 shares of common stock issued and outstanding at October 31, 2013.

Additional Paid In Capital

During the three months ended October 31, 2013, three shareholders contributed $7,500 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during the three months ended October 31, 2012, shareholders contributed $7,500 to fund the Company's ongoing operations and this balance was credited to additional paid in capital

5.     Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of available issuance of these unaudited financial statements on March 17, 2014. During this period, other than as disclosed above, the Company did not have any material recognizable subsequent events

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

This discussion updates our business plan for the balance of the fiscal year ending July 31, 2014.  It also analyzes our financial condition at October 31, 2013, and compares it to our financial condition at July 31, 2013.  This discussion summarizes the results of our operations for the three month period ended October 31, 2013 and compares it to the three month period ended October 31, 2012.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2013, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2013, including footnotes, which are included in this quarterly report..

Overview

PhotoAmigo, Inc. (“the Company”, “PhotoAmigo”, “we”, “us” or “our”) was incorporated in the State of Nevada on April 2, 2008 (“Inception”).  Since Inception, we have engaged in activities to formulate and implement our business plan which is to develop photographic sharing and networking through its website PhotoAmigo.com

Ability to continue as a “going concern”.  The independent registered public accounting firm’s report on our financial statements as of July 31, 2013, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Development Stage Company.  We are considered to be in the development stage as defined in the accounting standards. We have devoted substantially all of our efforts to business planning and development.  Additionally, we have allocated a substantial portion of our time and investment to bringing our product to the market, and to raising capital.  We have not yet generated any revenue from operations.

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

To become a viable enterprise, we must further increase the number of members visiting out site and convert members from free membership to paid membership.  We have not had any members using our paid services since inception (April 2, 2008).

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of October 31, 2013, we had a working capital balance of $5,867, comprised of cash of $7,494 and current liabilities of $1,627.  This represents an increase in the working capital of $4,399 from the working capital balance of $1,468 reported as of July 31, 2013 which comprised cash of $3,513 and current liabilities of $2,045.

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

Future Capital Expenditures

As of October 31, 2013, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

Revenue

We recognized no revenue in the three months ended October 31, 2013 or 2012 as we have not commenced operations as yet.

Operating Expenses

Operating expenses decreased to $3,099 for the three months ended October 31, 2013, compared to $5,859 during the comparable period of 2012.  The decrease was substantially due to the decrease in professional fees to $2,499 during 2013 compared to $5,309 in 2012. We did not incur legal fees associated with filing a registration statement this quarter, as we did during the three months ended October 31, 2012. Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended October 31, 2013, we recorded a net loss of $3,101 compared to a net loss for the corresponding period of 2012 of $5,859 due to the factors discussed above.

Cash Flows – Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

Operating Activities

During the three months ended October 31, 2013 we used $3,519 in operating activities compared to $6,744 in the three months ended October 31, 2012. The decrease in funds used in operating activities between the two periods is broadly in line with the reduction in losses recognized between the two periods.

Investing activities

We neither used, nor generated, funds from investing activities during the three months ended October 31, 2013 or 2012.

Financing activities

During the three months ended October 31, 2013, three shareholders contributed $7,500 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly, these contributions have been accounted for as contributions in capital.  Similarly we received $7,500 in capital contributiosn from shareholders during the three months ended October 31, 2012.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 1 of the unaudited footnotes to our financial statements above. There have been no changes in our critical accounting policies since July 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation  S-K, we are  not required to provide information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. Based on this assessment, management believes that as of October 31, 2013, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

Limited capability to interpret and apply accounting principles generally accepted in the United States;

Lack of formal accounting policies and procedures that include multiple levels of review.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We were not subject  to any legal  proceedings  during the three month periods ended  October 31, 2013 or 2012 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A.  Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation  S-K, we are  not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three month periods ended October 31, 2013 or 2012.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three month periods ended October 31, 2013 or 2012.

Item 4.  Mine Safety Disclosures

Not Applicable

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 17, 2014	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 17, 2014	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer