Form 10-Q
period 2014-01-31
Photoamigo, Inc.
filed 2014-03-24
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,012,000 shares of common stock outstanding as of March 24, 2014.

PHOTOAMIGO, INC.

Index

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of October 31, 2013 (unaudited) and July 31, 2013 (audited)	3

	Statements of Operations (unaudited) for the three and six month periods ended January 31, 2014 and 2013, and for the period from Inception (April 2, 2008) to January 31, 2014	4

	Statement of Changes in Stockholders’ Equity (Deficit) for the period from Inception (April 2, 2008) to January 31, 2014	5

	Statements of Cash Flows (unaudited) for the six month periods ended January 31, 2014 and 2013, and for the period from Inception (April 2, 2008) to January 31, 2014	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PHOTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2014 (unaudited)	July 31, 2013 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,045	$3,513
Total current assets	3,045	3,513

Total assets	$3,045	$3,513

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,525	$1,819
Advances from officer	227	226
Total current liabilities	2,752	2,045

Total liabilities	2,752	2,045

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 shares issued and outstanding	3,012	3,012
Additional paid-in capital	225,619	215,619
(Deficit) accumulated during the development stage	(228,338)	(217,163)
Total stockholders' equity	293	1,468

Total liabilities and stockholders' equity	$3,045	$3,513

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three and six month periods ended January 31, 2014 and 2013, and for the period from Inception (April 2, 2008) to January 31, 2014
(unaudited)

	Three Months ended January 31, 2014	Three Months ended January 31, 2013	Six Months ended January 31, 2014	Six Months ended January 31, 2013	From Inception (April 2, 2008) to January 31, 2014
Revenues	$-	$-	$-	$-	$-
Operating expenses:
Website development	885	570	1,055	747	22,887
Employee compensation	-	-	-	-	25,800
Sales and marketing	-	-	-	-	3,162
Legal and accounting fees	4,569	2,025	7,168	7,334	71,986
Investor relations	2,517	1,737	2,872	2,098	38,245
Other general and administrative	3	204	78	216	6,455
Impairment	-	-	-	-	59,400
Total expenses	7,974	4,536	11,173	10,395	227,935

Operating (loss)	(7,974)	(4,536)	(11,173)	(10,395)	(227,935)

Other income(expense):
Interest expense	-	-	-	-	(631)
Interest income	-	-	(2)	-	228
Net other income (expense)	-	-	(2)	-	(403)

Net (loss)	$(7,974)	$(4,536)	$(11,175)	$(10,395)	$(228,338)

Net (loss) per common share:
Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average shares outstanding:
Basic and Diluted	3,012,000	3,012,000	3,012,000	3,012,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to January 31, 2014

	Common Stock		Additional Paid - in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at Inception, April 2, 2008 - audited	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100
Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000
Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500
Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008 - audited	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010
Net (loss)	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010 - audited	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss)	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011	3,012,000	3,012	138,488	(178,104)	(36,604)

Net (loss)	-	-	-	(21,826)	(21,826)

Capital contributions - shareholders	-	-	57,131	-	57,131

Balance, July 31 , 2012 - audited	3,012,000	3,012	195,619	(199,930)	(1,299)

Net (loss)	-	-	-	(17,233)	(17,233)

Capital contributions - shareholders	-	-	20,000	-	20,000

Balance, July 31 , 2013 - audited	3,012,000	3,012	215,619	(217,163)	1,468

Net (loss)	-	-	-	(11,175)	(11,175)

Capital contributions - shareholders	-	-	10,000	-	10,000
Balance, January 31, 2014- unaudited	3,012,000	$3,012	$225,619	$(228,338)	$293

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended January 31, 2014 and 2013,
and for the period from Inception (April 2, 2008) to January 31, 2014
(unaudited)
	Six Months ended January 31, 2014	Six Months ended January 31, 2013	From Inception (April 2, 2008) to January 31, 2014
Cash flows from operating activities:
Net (loss)	$(11,175)	$(10,395)	$(228,338)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	707	728	2,525
Increase in accrued compensation	-	-	16,200
Increase/(decrease) in advances from officer	-	-	227

Net cash (used in) operating activities	(10,468)	(9,667)	(129,486)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash proceeds from notes payable	-	-	(7,000)

Proceeds from accrued compensation	-	-	(9,200)
Proceeds from contributions from shareholders	10,000	10,000	87,131
Cash proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	10,000	10,000	132,831

Net increase (decrease) in cash and equivalents	(468)	333	3,045

Cash and equivalents at beginning of period	3,513	943	-

Cash and equivalents at end of period	$3,045	$1,276	$3,045

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2014 and 2013 and for the period from Inception (April 2, 2008) to January 31, 2014
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

Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2014, results of operations, changes in stockholders' equity (deficit) and cash flows for the three and six month periods ended January 31, 2014 and 2013, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and six month periods ended January 31, 2014 or 2013.

Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On January 31, 2014, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2014 and 2013 and for the period from Inception (April 2, 2008) to January 31, 2014
(unaudited)

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

Income (Loss) Per Share:     Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  No potentially dilutive debt or equity securities were issued or outstanding during the three and six month periods ended January 31, 2014 or 2013.

Recent Accounting Pronouncements:   The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

2.     Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $228,338 as of January 31, 2014.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

3.     Related Party Transactions

From time to time, PhotoAmigo receives funds by way of loan from its sole executive officer to cover temporary working capital requirements.  As of January 31, 2014, the outstanding balance of advances from its sole executive officer was $227, the advances bear no interest, are unsecured and due on demand.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

During the six months ended January 31, 2014, four shareholders contributed $10,000 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during the six months ended January 31, 2013, shareholders contributed $10,000 to fund the Company's ongoing operations and this balance was credited to additional paid in capital.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2014 and 2013 and for the period from Inception (April 2, 2008) to January 31, 2014
(unaudited)

4.     Income Taxes

PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset
July 31, 2008	$86,500	2028	$17,300	$(17,300)	$(17,300)	$0
July 31, 2009	$36,200	2029	$7,200	$(7,200)	$(7,200)	$0
July 31, 2010	$25,000	2030	$5,000	$(5,000)	$(5,000)	$0
July 31, 2011	$30,400	2031	$6,100	$(6,100)	$(6,100)	$0
July 31, 2012	$22,000	2032	$4,400	$(4,400)	$(4,400)	$0
July 31, 2013	$17,000	2033	$3,400	$(3,400)	$(3,400)	$0
January 31, 2014	$11,000	2034	$2,200	$(2,200)	$(2,200)	$0

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2014	2013
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2014 and 2013 and for the period from Inception (April 2, 2008) to January 31, 2014
(unaudited)

5.     Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock have been issued or outstanding since Inception (April 1, 2008).

Common Stock

The Company is authorized to issue 100,000,000 shares or common stock with a par value of $0.001 per share.

No shares of common stock were issued during the three and six month periods ended January 31, 2014 or 2013.

There were 3,012,000 shares of common stock issued and outstanding at January 31, 2014.

Additional Paid In Capital

During the six months ended January 31, 2014, four shareholders contributed $10,000 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during the six months ended January 31, 2013, shareholders contributed $10,000 to fund the Company's ongoing operations and this balance was credited to additional paid in capital.

5.     Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of available issuance of these unaudited financial statements on March 24, 2014. During this period, other than as disclosed above, the Company did not have any material recognizable subsequent events.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

This discussion updates our business plan for the balance of the fiscal year ending July 31, 2014.  It also analyzes our financial condition at January 31, 2014, and compares it to our financial condition at July 31, 2013.  This discussion summarizes the results of our operations for the three and six month periods ended January 31, 2014 and compares it to the three and six month periods ended January 31, 2013.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2013, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2014, including footnotes, which are included in this quarterly report..

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2010	July 31, 2011	July 31, 2012	July 31, 2013	January 31, 2014
4,509	4,553	4,583	4,606	4,615

To become a viable enterprise, we must further increase the number of members visiting out site and convert members from free membership to paid membership.  We have not had any members using our paid services since inception (April 2, 2008).

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of January 31, 2014, we had a working capital balance of $293, comprised of cash of $3,045 and current liabilities of $2,752.  This represents a decrease in the working capital of $1,175 from the working capital balance of $1,468 reported as of July 31, 2013 which comprised cash of $3,513 and current liabilities of $2,045.

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

Future Capital Expenditures

As of January 31, 2014, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Revenue

We recognized no revenue in the three months ended January 31, 2014 or 2013 as we have not commenced operations as yet.

Operating Expenses

Operating expenses increased to $7,974 for the three months ended January 31, 2014, compared to $4,536 during the comparable period of 2013.  This increase of $3,438 was substantially due to the increase in professional fees to $4,569 during 2014 compared to $2,025 in 2013. Also increasing was the investor relations expenses going from $1,737 in 2013 to $2,517 in the three months ended January 2014.  We did not incur legal fees associated with filing a registration statement this quarter, as we did during the three months ended January 31, 2013. Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended January 31, 2014, we recorded a net loss of $7,974 compared to a net loss for the corresponding period of 2013 of $4,536 due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2014 Compared to the Six Months Ended January 31, 2013

Revenue

We recognized no revenue in the six months ended January 31, 2014 or 2013 as we have not commenced operations as yet.

Operating Expenses

Operating expenses increased to $11,173 for the six months ended January 31, 2014, compared to $10,395 during the comparable period of 2013.  The increase was substantially due to the increase in investor relations costs of $2,872 during 2014 compared to $2,098 in 2013. We did not incur legal fees associated with filing a registration statement this quarter, as we did during the six months ended January 31, 2013. Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the six months ended January 31, 2014, we recorded a net loss of $11,175 compared to a net loss for the corresponding period of 2013 of $10,395 due to the factors discussed above.

Cash Flows – Six Months Ended January 31, 2014 Compared to the Six Months Ended January 31, 2013

Operating Activities

During the six months ended January 31, 2014 we used $11,175 in operating activities compared to $10,395 in the six months ended January 31, 2013. This is not a significantly different amount of funds used in operating activities compared to the previous six month period ending in January 2013.

Investing activities

We neither used, nor generated, funds from investing activities during the three months ended January 31, 2014 or 2013.

Financing activities

During the six months ended January 31, 2014, four shareholders contributed $10,000 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly, these contributions have been accounted for as contributions in capital.  Similarly we received $10,000 in capital contributions from shareholders during the six months ended January 31, 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. Based on this assessment, management believes that as of January 31, 2014, our internal control over financial reporting was not effective based on those criteria.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We were not subject to any legal proceedings during the three and six month periods ended January 31, 2014 or 2013 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A.  Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation  S-K, we are  not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three and six month periods ended January 31, 2014 or 2013.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three and six month periods ended January 31, 2014 or 2013.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 24, 2014	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 24, 2014	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer