Form 10-Q
period 2014-04-30
Photoamigo, Inc.
filed 2014-06-13
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,012,000 shares of common stock outstanding as of June 12, 2014.

PHOTOAMIGO, INC.

Index

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of April 30, 2014 (unaudited) and July 31, 2013 (audited)	3

	Condensed Statements of Operations (unaudited) for the three and nine month periods ended April 30, 2014 and 2013, and for the period from Inception (April 2, 2008) to April 30, 2014	4

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from Inception (April 2, 2008) to April 30, 2014	5

	Condensed Statements of Cash Flows (unaudited) for the nine month periods ended April 30, 2014 and 2013, and for the period from Inception (April 2, 2008) to April 30, 2014	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	April 30, 2014	July 31, 2013
	(unaudited)	(audited)

ASSETS

Current assets:
Cash and cash equivalents	$4,701	$3,513
Total current assets	4,701	3,513

Total assets	$4,701	$3,513

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$303	$1,819
Advances from officer	227	226
Total current liabilities	530	2,045

Total liabilities	530	2,045

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,012,000 shares issued and outstanding	3,012	3,012
Additional paid-in capital	235,619	215,619
Deficit accumulated during the development stage	(234,460)	(217,163)
Total stockholders' equity	4,171	1,468

Total liabilities and stockholders' equity	$4,701	$3,513

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
for the three and nine month periods ended April 30, 2014 and 2013, and for the period from Inception (April 2, 2008) to April 30, 2014
(unaudited)

	Three months		Three months		Nine Months	Nine months		From Inception
	ended		ended		ended	ended		(April 2, 2008) to
	April 30, 2014		April 30, 2013		April 30, 2014	April 30, 2013		April 30, 2014

Revenues	$-		$-		$-	$-		$-

Expenses:
Website development	188		173		1,243	919		23,075
Employee compensation	-				-			25,800
Sales and marketing	-		-		-	-		3,162
Legal and accounting fees	2,338		2,206		9,506	9,540		74,324
Investor relations	1,695		1,901		4,567	4,000		39,940
Other general and administrative	1,901		101		1,979	317		8,356
Impairment	-		-		-	-		59,400
Total expenses	6,122		4,381		17,295	14,776		234,057

Operating (loss)	(6,122)		(4,381)		(17,295)	(14,776)		(234,057)

Other income(expense):
Interest expense	-		-		-	-		(631)
Interest income	-		-		(2)	-		228
	-		-		(2)	-		(403)

Net (loss)	$(6,122)		$(4,381)		$(17,297)	$(14,776)		$(234,460)

Net (loss) per common share:
Basic and Diluted	$(0.00	) *	$(0.00	) *	$(0.01)	$(0.00	) *

Weighted average shares outstanding:
Basic and Diluted	3,012,000		3,012,000		3,012,000	3,012,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to April 30, 2014
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss)	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss)	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010			.

Net (loss)	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss)	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011	3,012,000	3,012	138,488	(178,104)	(36,604)

Net (loss)	-	-	-	(21,826)	(21,826)

Capital contributions - shareholders	-	-	57,131	-	57,131

Balance, July 31 , 2012	3,012,000	3,012	195,619	(199,930)	(1,299)

Net (loss)	-	-	-	(17,233)	(17,233)

Capital contributions - shareholders	-	-	20,000	-	20,000

Balance, July 31 , 2013	3,012,000	3,012	215,619	(217,163)	1,468

Net (loss)	-	-	-	(17,297)	(17,297)

Capital contributions - shareholders	-	-	20,000	-	20,000

Balance, April 30, 2014	$3,012,000	$3,012	$235,619	$(234,460)	$4,171
The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended April 30, 2014 and 2013
and for the period from inception (April 2, 2008) to April 30, 2014
(unaudited)

	Nine Months	Nine Months	From Inception
	ended	ended	(April 2, 2008) to
	April 30, 2014	April 30, 2013	April 30, 2014
Cash flows from operating activities:
Net (loss)	$(17,297)	$(14,776)	$(234,460)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(1,515)	1,643	303
Increase in accrued compensation	-	-	16,200
Increase/(decrease) in advances from officer	-	-	227
Net cash (used in) operating activities	(18,812)	(13,133)	(137,830)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash proceeds from notes payable	-	-	(7,000)
Proceeds from accrued compensation	-	-	(9,200)
Proceeds from capital contributions from shareholders	20,000	20,000	97,131
Cash proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	20,000	20,000	142,831

Net increase (decrease) in cash and equivalents	1,188	6,867	4,701

Cash and equivalents at beginning of period	3,513	943	-

Cash and equivalents at end of period	$4,701	$7,810	$4,701

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:			-
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these unaudited financial statements.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2014 and 2013 and for the period from Inception (April 2, 2008) to April 30, 2014
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

Summary of Significant Accounting Policies

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2014, results of operations, changes in stockholders' deficit and cash flows for the three and nine month periods ended April 30, 2014 and 2013, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

Development Stage Company:    Based on the Company’s business plan, it is a development stage company since its planned principal operations have not yet commenced.  Accordingly, the financial statements are presented in conformity with US GAAP that applies to development stage enterprises.  In addition to all the requirements applicable to an established enterprise, as a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations, changes in stockholders’ equity (deficit) and cash flows from its inception (April 2, 2008) date to the current balance sheet date.

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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and nine month periods ended April 30, 2014 or 2013.

Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On April 30, 2014, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2014 and 2013 and for the period from Inception (April 2, 2008) to April 30, 2014
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

Income (Loss) Per Share:     Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  No potentially dilutive debt or equity securities were issued or outstanding during the three and nine month periods ended April 30, 2014 or 2013.

Recent Accounting Pronouncements:   The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

2.     Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo’s operations are in the development stage and it has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $234,460 as of April 30, 2014.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

3.     Related Party Transactions

From time to time, PhotoAmigo receives funds by way of loan from its sole executive officer to cover temporary working capital requirements.  As of April 30, 2014, the outstanding balance of advances from its sole executive officer was $227, the advances bear no interest, are unsecured and due on demand.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

During the nine months ended April 30, 2014, four shareholders contributed $20,000 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during the nine months ended April 30, 2013, shareholders contributed $20,000 to fund the Company's ongoing operations and this balance was credited to additional paid in capital

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2014 and 2013 and for the period from Inception (April 2, 2008) to April 30, 2014
(unaudited)

4.     Income Taxes
PhotoAmigo’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset
July 31, 2008	$86,500	2028	$17,300	$(17,300)	$(17,300)	$-
July 31, 2009	$36,200	2029	$7,200	$(7,200)	$(7,200)	$-
July 31, 2010	$25,000	2030	$5,000	$(5,000)	$(5,000)	$-
July 31, 2011	$30,400	2031	$6,100	$(6,100)	$(6,100)	$-
July 31, 2012	$22,000	2032	$4,400	$(4,400)	$(4,400)	$-
July 31, 2013	$17,000	2033	$3,400	$(3,400)	$(3,400)	$-
April 30, 2014	$17,000	2034	$3,400	$(3,400)	$(3,400)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2014	2013
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the three and nine month periods ended April 30, 2014 or 2013.

There were 3,012,000 shares of common stock issued and outstanding at April 30, 2014.

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2014 and 2013 and for the period from Inception (April 2, 2008) to April 30, 2014
(unaudited)

Additional Paid In Capital

During the nine months ended April 30, 2014, four shareholders contributed $20,000 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during the nine months ended April 30, 2013, shareholders contributed $20,000 to fund the Company's ongoing operations and this balance was credited to additional paid in capital

6.     Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of available issuance of these unaudited financial statements on June 12, 2014. During this period, other than as disclosed above, the Company did not have any material recognizable subsequent events

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

This discussion updates our business plan for the balance of the fiscal year ending July 31, 2014.  It also analyzes our financial condition at April 30, 2014, and compares it to our financial condition at July 31, 2013.  This discussion summarizes the results of our operations for the three and nine month periods ended April 30, 2014 and compares it to the three and nine month periods ended April 30, 2013.  This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2013, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2014, including footnotes, which are included in this quarterly report..

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2010	July 31, 2011	July 31, 2012	July 31, 2013	April 30, 2014
4,519	4,553	4,583	4,606	4,637

To become a viable enterprise, we must further increase the number of members visiting out site and convert members from free membership to paid membership.  We have not had any members using our paid services since inception (April 2, 2008).

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of April 30, 2014, we had a working capital balance of $4,171, comprised of cash of $4,701 and current liabilities of $530.  This represents an increase in the working capital of $2,703 from the working capital balance of $1,468 reported as of July 31, 2013 which comprised cash of $3,513 and current liabilities of $2,045.

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

Future Capital Expenditures

As of April 30, 2014, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013

Revenue

We recognized no revenue in the three months ended April 30, 2014 or 2013 as we have not commenced operations as yet.

Operating Expenses

Operating expenses increased to $6,122 for the three months ended April 30, 2014, compared to $4,381 during the comparable period of 2013.  This increase of $1,741 was substantially due to the $1,900 of taxes and fees associated with being a Nevada corporation. Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended April 30, 2014, we recorded a net loss of $6,122 compared to a net loss for the corresponding period of 2013 of $4,381 due to the factors discussed above.

Results of Operations – Nine Months Ended April 30, 2014 Compared to the Nine Months Ended April 30, 2013

Revenue

We recognized no revenue in the six months ended April 30, 2014 or 2013 as we have not commenced operations as yet.

Operating Expenses

Operating expenses increased to $17,295 for the nine months ended April 30, 2014, compared to $14,776 during the comparable period of 2013.  The increase of $2,519 was substantially due to the payment of $1,900 in taxes and fees for the state of Nevada. Investor relations costs were up some $ 567 while website development were also up $ 324. Consistent with our current need to conserve capital resources, we have reduced our website development expenses, our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the nine months ended April 30, 2014, we recorded a net loss of $17,297 compared to a net loss for the corresponding period of 2013 of $14,776 due to the factors discussed above.

Cash Flows – Nine Months Ended April 30, 2014 Compared to the Nine Months Ended April 30, 2013

Operating Activities

During the nine months ended April 30, 2014 we used $18,812 in operating activities compared to $13,133 in the nine months ended April 30, 2013. This is a result of the $2,521 in additional losses and the reduction in the accounts payables of some $3,158 compared to the previous nine month period ending in April 2013.

Investing activities

We neither used, nor generated, funds from investing activities during the nine months ended April 30, 2014 or 2013.

Financing activities

During the nine months ended April 30, 2014, four shareholders contributed $20,000 to fund the Company’s ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly, these contributions have been accounted for as contributions in capital.  Similarly we received $20,000 in capital contributions from shareholders during the nine months ended April 30, 2013.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 1 of the condensed unaudited footnotes to our financial statements above. There have been no changes in our critical accounting policies since July 31, 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. Based on this assessment, management believes that as of April 30, 2014, our internal control over financial reporting was not effective based on those criteria.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We were not subject to any legal proceedings during the three and nine month periods ended April 30, 2014 or 2013 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A.  Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation  S-K, we are  not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three and nine month periods ended April 30, 2014 or 2013.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three and nine month periods ended April 30, 2014 or 2013.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 12, 2014	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 12, 2014	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer