Form 10-K/A
period 2014-07-31
Photoamigo, Inc.
filed 2015-03-17
CIK 1482554

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

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,018,000 shares of common stock outstanding as of March 16, 2015.

i

EXPLANATORY NOTE

The purpose of this amendment No. 1 to PhotoAmigo, Inc's., Annual Report on Form 10-K (the "Form 10-K") for the period ended July 31, 2014 as filed with the Securities and Exchange Commission on November 12, 2014, is to REVISE item 9a to include management's annual report on internal control over financial reporting as of July 31, 2014.
No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 9A.      Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO Framework").

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

 Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

• Limited capability to interpret and apply accounting principles generally accepted in the United States;

• Lack of formal accounting policies and procedures that include multiple levels of review.

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of July 31, 2014.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

ITEM 15.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert Heckes. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert Heckes. *

101	Interactive Data Files

* Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 16, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 16, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

3