Form 10-Q
period 2015-01-31
Photoamigo, Inc.
filed 2015-03-17
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

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

Registrant's telephone number including area code: (805) 965-0699

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
Yes  ☒            No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Index

Part I - FINANCIAL INFORMATION

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Balance Sheets as of January 31, 2015 (unaudited) and July 31, 2014	3

	Condensed Statements of Operations (unaudited) for the three month and six month periods ended January 31, 2015 and 2014, and for the period from Inception (April 2, 2008) to January 31, 2015	4

	Condensed Statement of Changes in Stockholders' Equity (Deficit) for the period from Inception (April 2, 2008) to January 31, 2015	5

	Condensed Statements of Cash Flows (unaudited) for the six month periods ended January 31, 2015 and 2014, and for the period from Inception (April 2, 2008) to January 31, 2015	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PHOTOAMIGO,  INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

	January 31, 2015	July 31, 2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,740	$2,327
Total current assets	1,740	2,327

Total assets	$1,740	$2,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$1,413
Advances from officer	-	227
Total current liabilities	-	1,640

Total liabilities	-	1,640

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	245,613	235,613
(Deficit) accumulated during the development stage	(246,891)	(237,944)
Total stockholders' equity	1,740	687

Total liabilities and stockholders' equity	$1,740	$2,327

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
for the three  and six month periods ended January 31, 2015 and 2014, and for the period from inception (April 2, 2008) to January 31, 2015
(unaudited)

	Three Months		Three Months	Six Months		Six Months
	ended		ended	ended		ended
	January 31, 2015		January 31, 2014	January 31, 2015		January 31, 2014

Revenues	$-		$-	$-		$-

Operating expenses:
Website development	192		885	367		1,057
Employee compensation	-		-	-		-
Sales and marketing	-		-	-		-
Legal and accounting fees	5,506		4,569	6,012		7,169
Investor relations	2,199		2,517	2,504		2,872
Other general and administrative	39		3	64		78
Impairment	-		-	-		-
Total operating expenses	7,936		7,974	8,947		11,176

Operating (loss)	(7,936)		(7,974)	(8,947)		(11,176)

Other income(expense):
Interest expense	-		-	-		-
Interest income	-		-	-		-
Other income (expense) net'	-		-	-		-

Net (loss)	$(7,936)		$(7,974)	$(8,947)		$(11,176)

Net (loss) per common share:
Basic and Diluted	$(0.00	) *	$(0.00)*	$(0.00	) *	$(0.00)*

Weighted average shares outstanding:
Basic and Diluted	3,018,000		3,012,000	3,018,000		3,012,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A Development Stage Company)
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to January 31, 2015
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008 - audited	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss) for the period	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008 - audited	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss) for the year	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009 - audited	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010			.

Net (loss) for the year	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010 - audited	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss) for the year	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011 - audited	3,012,000	3,012	138,488	(178,104)	(36,604)

Net (loss) for the year	-	-	-	(21,826)	(21,826)

Capital contributions - related parties	-	-	57,131	-	57,131

Balance, July 31 , 2012 - audited	3,012,000	3,012	195,619	(199,930)	(1,299)

Net (loss) for the year	-	-	-	(17,232)	(17,232)

Capital contributions - related parties	-	-	20,000	-	20,000

Balance, July 31 , 2013 - audited	3,012,000	3,012	215,619	(217,162)	1,469

Adjustment to number of shares issued and outstanding	6,000	6	(6)	-	-

Net (loss) for the year	-	-	-	(20,782)	(20,782)

Capital contributions - related parties	-	-	20,000	-	20,000

Balance, July 31 , 2014 - audited	3,012,000	3,012	235,619	(237,944)	687

Net (loss) for the period	-	-	-	(8,947)	(8,947)

Capital contributions - related parties	-	-	10,000	-	10,000

Balance, January 31 , 2015 - unaudited	3,012,000	$3,012	$245,619	$(246,891)	$1,740

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
for the six months ended January 31, 2015 and 2014,
and for the period from inception (April 2, 2008) to January 31, 2015
(unaudited)

	Six Months	Six Months	From Inception
	ended	ended	(April 2, 2008) to
	January 31, 2015	January 31, 2014	January 31, 2015
Cash flows from operating activities:
Net (loss)	$(8,947)	$(11,176)	$(246,891)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(1,413)	707	-
Increase in accrued compensation	-	-
Increase/(decrease) in advances from officer	(227)	-	-
Net cash (used in) operating activities	(10,587)	(10,469)	(166,991)

Cash flows from investing activities:
Purchase of website assets	-	-	(300)
Net cash (used in) investing activities	-	-	(300)

Cash flows from financing activities:
Cash Proceeds from notes payable	-	-
Proceeds from accrued compensation	-	-
Capital contribution from shareholders	10,000	10,000	107,131
Cash Proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	10,000	10,000	169,031

Net increase (decrease) in cash and equivalents	(587)	(469)	1,740

Cash and equivalents at beginning of period	2,327	3,513	-

Cash and equivalents at end of period	$1,740	$3,044	$1,740

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2015 and 2014 and for the period from Inception (April 2, 2008) to January 31, 2015
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PhotoAmigo, Inc. ("the Company" or "PhotoAmigo") was organized under the laws of the State of Nevada on April 2, 2008. The Company has been in the development stage since its formation and has not yet realized revenues from its planned operations. It plans to develop photographic sharing and networking through its website PhotoAmigo.com.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2015, results of operations, changes in stockholders' equity (deficit) and cash flows for the three and six month periods ended January 31, 2015 and 2014, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

Development Stage Company: The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of its Inception (April 2, 2008) as a development stage company Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (April 2, 2008) have been considered as part of the Company's development stage activities.  Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Fair Value of Financial Instruments: FASB ASC 820-10 "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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

The carrying value of cash, accounts payable and advance from officer approximates their fair value due to their short-term maturity.
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

PhotoAmigo will recognize revenue in accordance with the Accounting Standards Codification guidance for, "Revenue Recognition". In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the amount is reasonably assured. Certain insignificant amounts collected during the development, testing, and implementation phases are recorded as a recovery of development expense.

Deferred revenue will be recorded when amounts are received from customers for future subscriptions. The deferred amounts will be subsequently recognized as income each month based on the pro-rata portion of the prepaid subscription that has been fulfilled.

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and six month periods ended January 31, 2015 or 2014.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On January 31, 2015, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Stock-based Compensation: PhotoAmigo plans to account for stock-based compensation in accordance with the ASC guidance for "Stock Compensation," requiring the Company to record compensation costs determined in accordance with the fair value based method prescribed in the guidance. PhotoAmigo has no stock compensation plan and has not made any grants since inception, and, accordingly, has not recognized any stock- based compensation expense.

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three and six month periods ended January 31, 2015 or 2014.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo's operations are in the development stage and it has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $246,891 as of January 31, 2015. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

From time to time, PhotoAmigo receives funds by way of loan from its sole executive officer to cover temporary working capital requirements. As of January 31, 2015, the outstanding balance of advances from its sole executive officer was $-0-, the advances bear no interest, are unsecured and due on demand. This loan was repaid in full during the six months ended January 31, 2015.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

During the six months ended January 31, 2015, four shareholders contributed $10,000 to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital. During the six months ended January 31, 2014, an identical $10,000 capital contributions were made to the Company by these shareholders.

4.	Income Taxes

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$17,300		$(17,300)		$(17,300)	$-
July 31, 2009	$36,200	2029	$6,900		$(6,900)		$(6,900)	$-
July 31, 2010	$25,000	2030	$3,500		$(3,500)		$(3,500)	$-
July 31, 2011	$30,400	2031	$4,600		$(4,600)		$(4,600)	$-
July 31, 2012	$22,000	2032	$4,000		$(4,000)		$(4,000)	$-
July 31, 2013	$17,000	2033	$3,400		$(3,400)		$(3,400)	$-
July 31, 2014	$21,000	2034	$4,000		$(4,000)		$(4,000)	$-
January 31, 2015	$9,000	2035	$1,800	$	(1,800)	$	(1,800)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2015	2014
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax calculation allowance	20%	20%
Reported tax rate	0%	0%

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

5.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of preferred stock have been issued or outstanding since Inception (April 1, 2008).

Common Stock

The Company is authorized to issue 100,000,000 shares or common stock with a par value of $0.001 per share.

No shares of common stock were issued during the three and six months ended January 31, 2015 or 2014.

There were 3,018,000 shares of common stock issued and outstanding at January 31, 2015.

Additional Paid In Capital

During the six months ended January 31, 2015, four shareholders contributed $10,000 to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital. Similarly, during the six months ended January 31, 2014, capital contributions of $10,000 were made to the Company by the same shareholders.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of available issuance of these unaudited financial statements on March 16, 2015. During this period, other than as disclosed above, the Company did not have any material recognizable subsequent events

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three and six month periods ending January 31, 2015. It also analyzes our financial condition at January 31, 2015, and compares it to our financial condition at July 31, 2014. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2014, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2015, including footnotes, which are included in this quarterly report.

Overview

PhotoAmigo, Inc. ("the Company", "PhotoAmigo", "we", "us" or "our") was incorporated in the State of Nevada on April 2, 2008 ("Inception"). Since Inception, we have engaged in activities to formulate and implement our business plan which is to develop photographic sharing and networking through its website PhotoAmigo.com

Ability to continue as a "going concern". The independent registered public accounting firm's reports on our financial statements as of July 31, 2014 and 2013, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2011	July 31, 2012	July 31, 2013	July 31, 2014	January 31, 2015
4,553	4,583	4,606	4,615	4,688

To become a viable enterprise, we must further increase the number of members visiting out site and convert members from free membership to paid membership. We have not had any members using our paid services since inception (April 2, 2008).

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of January 31, 2015, we had a working capital of $1,740, comprised of cash only and no current liabilities.  This represents an increase in the working capital of $1,053 from the working capital balance of $ 687 reported as of July 31, 2014 which comprised cash of $2,327 and current liabilities, comprising accounts payable and advanced from officer, of $1,640.

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

Future Capital Expenditures

As of January 31, 2015, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

Revenue

We recognized no revenue in the three months ended January 31, 2015 or 2014 as we have not commenced operations as yet.

Operating Expenses

Operating expenses decreased to $7,936 for the three months ended January 31, 2015, compared to $8,074 during the comparable period of 2014. The decrease was the net of website development costs going down $ 700, while legal and accounting fees increased $800 during 2015 compared to 2014. Investor relations reduced by $300 Consistent with our current need to conserve capital resources, we have reduced our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended January 31, 2015, we recorded a net loss of $7,936 compared to a net loss for the corresponding period of 2014 of $8,074 due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2015 Compared to the Six Months Ended January 31, 2014

Revenue

We recognized no revenue in the six months ended January 31, 2015 or the six months ending January 31, 2014 as we have not commenced operations as yet.

Operating Expenses

Operating expenses decreased to $8,947 for the six months ended January 31, 2015, compared to $11,176 during the comparable period of 2014. A net reduction of $2,200. The decrease was due to a reduction in website development costs of $700, in legal and accounting fees of $1,150 and in investor relations costs of $350 in the six months ended January 31, 2015 as compared to the six months ended January 31, 2014. Consistent with our current need to conserve capital resources, we have reduced our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.
Net Loss

For the six months ended January 31, 2015, we recorded a net loss of $8,947 compared to a net loss for the corresponding period of 2014 of $11,176 due to the factors discussed above.

Cash Flows – Six Months Ended January 31, 2015 Compared to the Six Months Ended January 31, 2014

Operating Activities

During the six months ended January 31, 2015 we used $10,587 in operating activities broadly similar to the $10,468 used in the operations during the six months ended January 31, 2014.

Investing activities

We neither used, nor generated, funds from investing activities during the six months ended January 31, 2015 or 2014.

Financing activities

During the six months ended January 31, 2015, four shareholders contributed $10,000 to fund the Company's ongoing activities. The shareholders did not receive any equity for these contributions and the contributions are not repayable. Accordingly, these contributions have been accounted for as contributions in capital. Similarly, we received $10,000 of capital contributions from shareholders during the six months ended January 31, 2014.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 1 of the unaudited footnotes to our financial statements above. There have been no changes in our critical accounting policies since July 31, 2014.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

-	statements concerning the benefits that we expect will result from our business activities and results of business development that we contemplate or have completed, such as increased revenues; and

-	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a- 15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. Based on this assessment, management believes that as of January 31, 2015, our internal control over financial reporting was not effective based on those criteria.

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

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three and six month periods ended January 31, 2015 or 2014    and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three and six month periods ended January 31, 2015 or 2014.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three and six month periods ended January 31, 2015 or 2014.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 17, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 17, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer