Form 10-Q
period 2015-04-30
Photoamigo, Inc.
filed 2015-06-22
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of June 22, 2015.

Index

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Balance Sheets as of April 30, 2015 (unaudited) and July 31, 2014	3

	Condensed Statements of Operations (unaudited) for the three month and nine month periods ended April 30, 2015 and 2014, and for the period from Inception (April 2, 2008) to April 30, 2015	4

	Condensed Statement of Changes in Stockholders' Equity (Deficit) for the period from Inception (April 2, 2008) to April 30, 2015	5

	Condensed Statements of Cash Flows (unaudited) for the nine month periods ended April 30, 2015 and 2014, and for the period from Inception (April 2, 2008) to April 30, 2015	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PHOTOAMIGO,  INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,246	$2,327
Total current assets	3,246	2,327

Fixed Assets
Computer equipment	2,792	-
Accumulated depreciation	(161)	-
Net book value	2,631	-

Total assets	$5,877	$2,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$1,413
Advances from officer	-	227
Total current liabilities	-	1,640

Total liabilities	-	1,640

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	255,613	235,613
(Deficit) accumulated during the development stage	(252,754)	(237,944)
Total stockholders' equity	5,877	687

Total liabilities and stockholders' equity	$5,877	$2,327

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
for the three  and nine month periods ended April 30, 2015 and 2014, and for the period from inception (April 2, 2008) to April 30, 2015
(unaudited)

	Three Months		Three Months	Nine Months		Nine Months	From Inception
	ended		ended	ended		ended	(April 2, 2008) to
	April 30, 2015		April 30, 2014	April 30, 2015		April 30, 2014	April 30, 2015

Revenues	$-		$-	$-		$-	$-

Operating expenses:
Website development	1,089		188	1,456		1,245	24,704
Employee compensation	-		-	-		-	25,800
Sales and marketing	-		-	-		-	3,162
Legal and accounting fees	2,988		2,338	9,000		9,506	85,348
Investor relations	1,247		1,695	3,751		4,568	44,946
Other general and administrative	378		1,901	442		1,979	8,830
Impairment	-		-	-		-	59,400
Depreciation Expense	161		-	161		-	161
Total operating expenses	5,863		6,122	14,810		17,298	252,351

Operating (loss)	(5,863)		(6,122)	(14,810)		(17,298)	(252,351)

Other income(expense):
Interest expense	-		-	-		-	(631)
Interest income	-		-	-		-	228
Other income (expense) net'	-		-	-		-	(403)

Net (loss)	$(5,863)		$(6,122)	$(14,810)		$(17,298)	$(252,754)

Net (loss) per common share:
Basic and Diluted	$(0.00	) *	$(0.00)*	$(0.00	) *	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,018,000		3,012,000	3,018,000		3,012,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A Development Stage Company)
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to April 30, 2015
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008 - audited	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at $0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at $0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at $0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss) for the period	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008 - audited	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss) for the year	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009 - audited	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at $0.0166 per share, January 25, 2010	24,000	24	376	-	400

Net (loss) for the year	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010 - audited	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss) for the year	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011 - audited	3,012,000	3,012	138,488	(178,104)	(36,604)

Net (loss) for the year	-	-	-	(21,826)	(21,826)

Capital contributions - related parties	-	-	57,131	-	57,131

Balance, July 31 , 2012 - audited	3,012,000	3,012	195,619	(199,930)	(1,299)

Net (loss) for the year	-	-	-	(17,232)	(17,232)

Capital contributions - related parties	-	-	20,000	-	20,000

Balance, July 31 , 2013 - audited	3,012,000	3,012	215,619	(217,162)	1,469

Adjustment to number of shares issued and outstanding	6,000	6	(6)	-	-

Net (loss) for the year	-	-	-	(20,782)	(20,782)

Capital contributions- related parties	-	-	20,000	-	20,000

Balance, July 31 , 2014 - audited	3,018,000	3,018	235,613	(237,944)	687

Net (loss) for the period	-	-	-	(14,810)	(14,810)

Capital contributions - related parties	-	-	20,000	-	20,000

Balance, April 30 , 2015 - unaudited	3,018,000	$3,018	$255,613	$(252,754)	$5,877

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended April 30, 2015 and 2014,
and for the period from inception (April 2, 2008) to April 30, 2015
(unaudited)

	Nine Months	Nine Months	From Inception
	ended	ended	(April 2, 2008) to
	April 30, 2015	April 30, 2014	April 30, 2015
Cash flows from operating activities:
Net (loss)	$(14,810)	$(17,298)	$(252,754)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Depreciation	161	-	161
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(1,413)	(1,516)	-
Net cash (used in) operating activities	(16,062)	(18,814)	(172,693)

Cash flows from investing activities:
Purchase of fixed assets	(2,792)	-	(3,092)
Net cash (used in) investing activities	(2,792)	-	(3,092)

Cash flows from financing activities:
Increase / (decrease) in advances from officer	(227)	-	-
Capital contribution from shareholders	20,000	20,000	117,131
Cash proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	19,773	20,000	179,031

Net increase (decrease) in cash and equivalents	919	1,186	3,246

Cash and equivalents at beginning of period	2,327	3,515	-

Cash and equivalents at end of period	$3,246	$4,701	$3,246

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2015 and 2014 and for the period from Inception (April 2, 2008) to April 30, 2015
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

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2015, results of operations, changes in stockholders' equity (deficit) and cash flows for the three and nine month periods ended April 30, 2015 and 2014, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and nine month periods ended April 30, 2015 or 2014.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On April 30, 2015, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three and nine month periods ended April 30, 2015 or 2014.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo's operations are in the development stage and it has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $252,754 as of April 30, 2015. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

From time to time, PhotoAmigo receives funds by way of loan from its sole executive officer to cover temporary working capital requirements, the advances bear no interest, are unsecured and due on demand. As of April 30, 2015, the outstanding balance of advances from its sole executive officer was $-0-,as the  loan was repaid in full during the nine months ended April 30, 2015.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

During the nine months ended April 30, 2015, four shareholders contributed $20,000 to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital. During the nine months ended April 30, 2014, an identical $20,000 capital contributions were made to the Company by these shareholders.

4.	Income Taxes

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$17,300		$(17,300)		$(17,300)	$-
July 31, 2009	$36,200	2029	$6,900		$(6,900)		$(6,900)	$-
July 31, 2010	$25,000	2030	$3,500		$(3,500)		$(3,500)	$-
July 31, 2011	$30,400	2031	$4,600		$(4,600)		$(4,600)	$-
July 31, 2012	$22,000	2032	$4,000		$(4,000)		$(4,000)	$-
July 31, 2013	$17,000	2033	$3,400		$(3,400)		$(3,400)	$-
July 31, 2014	$21,000	2034	$4,000		$(4,000)		$(4,000)	$-
April 30, 2015	$15,000	2035	$3,000	$	(3,000)	$	(3,000)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2015	2014
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax calculation allowance	20%	20%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the three and nine months ended April 30, 2015 or 2014.

There were 3,018,000 shares of common stock issued and outstanding at April 30, 2015.

Additional Paid In Capital

During the nine months ended April 30, 2015, four shareholders contributed $20,000 to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital. Similarly, during the nine months ended April 30, 2014, capital contributions of $20,000 were made to the Company by the same shareholders.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has determined that it did not have any material recognizable subsequent events to report.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three and nine month periods ending April 30, 2015. It also analyzes our financial condition at April 30, 2015, and compares it to our financial condition at July 31, 2014. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2014, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2015, including footnotes, which are included in this quarterly report.

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2011	July 31, 2012	July 31, 2013	July 31, 2014	April 30, 2015
4,553	4,583	4,606	4,615	4,688

To become a viable enterprise, we must further increase the number of members visiting out site and convert members from free membership to paid membership.

We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of April 30, 2015, we had working capital of $3,246, comprised of cash and no current liabilities.  This represents an increase in the working capital of $2,559 from the working capital balance of $ 687 reported as of July 31, 2014 which comprised cash of $2,327 and current liabilities, comprising accounts payable and advanced from officer, of $1,640.

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

Future Capital Expenditures

As of April 30, 2015, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

Revenue

We recognized no revenue in the three months ended April 30, 2015 or 2014 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses decreased to $5,863 for the three months ended April 30, 2015, compared to $6,122 during the comparable period of 2014. During the three months ended April 30, 2015, website development costs increased by $901, depreciation by $161 and legal and accounting fees by $650 as compared to the three months ended April 30, 2014. These increases were more than offset by decreases in investor relations of $448 and general and administrative expenses of $ 1,523, as compared to the three months ended April 30, 2014.  Consistent with our current need to conserve capital resources, we have reduced our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended April 30, 2015, we recorded a net loss of $5,863 compared to a net loss for the corresponding period of 2014 of $6,122 due to the factors discussed above.

Results of Operations – Nine Months Ended April 30, 2015 Compared to the Nine Months Ended April 30, 2014

Revenue

We recognized no revenue in the nine months ended April 30, 2015 or the nine months ending April 30, 2014 as we have not commenced operations as yet.

Operating Expenses

Operating expenses decreased to $14,810 for the nine months ended April 30, 2015, compared to $17,298 during the comparable period of 2014. A net decrease of $2,488. During the nine months ended April 30, 2015, website development costs increased by $211 and depreciation by $161, which was more than offset by reductions in legal and accounting fees of $506, investor relations costs of $817 and general and administrative expenses of $1,537, as compared to the nine months ended April 30, 2014. Consistent with our current need to conserve capital resources, we have reduced our marketing expenses, and certain general and administrative expenses. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the nine months ended April 30, 2015, we recorded a net loss of $14,810 compared to a net loss for the corresponding period of 2014 of $17,298 due to the factors discussed above.

Cash Flows – Nine Months Ended April 30, 2015 Compared to the Nine Months Ended April 30, 2014

Operating Activities

During the nine months ended April 30, 2015 we used $16,062 in operating activities compared to the $18,814 used in the operations during the nine months ended April 30, 2014. During the nine months ended April 30, 2015, we recorded losses of $14,810, incurred non cash depreciation of $161 and repaid accounts payable of $1,413. By comparison, during the nine months ended April 30, 2014, we recorded losses of $17,298 and repaid accounts payable of $1,516.

Investing activities

During the nine months ended April 30, 2015, we purchased computer equipment for $2,792. By comparison, we neither used, nor generated funds from investing activities during the nine months ended April 30, 2014.

Financing activities

During the nine months ended April 30, 2015, four shareholders contributed $20,000 to fund the Company's ongoing activities and we repaid $227 in advances from officers. The shareholders did not receive any equity for these contributions and the contributions are not repayable. Accordingly, these contributions have been accounted for as contributions in capital. Similarly, we received $20,000 of capital contributions from shareholders during the nine months ended April 30, 2014.

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

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

-	statements concerning the benefits that we expect will result from our business activities and results of business development that we contemplate or have completed, such as increased revenues; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a- 15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. Based on this assessment, management believes that as of April 30, 2015, our internal control over financial reporting was not effective based on those criteria.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three and nine month periods ended April 30, 2015 or 2014 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three and nine month periods ended April 30, 2015 or 2014.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three and nine month periods ended April 30, 2015 or 2014.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 22, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 22, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

       Exhibit 31.1
CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Heckes, certify that:

1.           I have reviewed this Form 10-Q of PhotoAmigo, Inc.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.           Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.           Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.           The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a.           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b.           Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: June 22, 2015	Date: June 22, 2015
/s/ Robert Heckes	/s/ Robert Heckes
Robert Heckes,	Robert Heckes
Chief Executive Officer, Chief Financial Officer	Chief Executive Officer, Chief Financial Officer

Exhibit 32.1
CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of PhotoAmigo, Inc. (the "Company") on Form 10-Q for the quarter ended April 30, 2015 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I, Robert Heckes, the Company's Principal Executive Officer and Principal Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

Date: June 22, 2015

/s/ Robert Heckes
Robert Heckes,
Chief Executive Officer, Chief Financial Officer

/s/ Robert Heckes
Robert Heckes,
Chief Executive Officer, Chief Financial Officer