Form 10-K
period 2015-07-31
Photoamigo, Inc.
filed 2015-11-13
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-164633

PHOTOAMIGO, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2532 Foothill Rd. Santa Barbara, CA	93105
(Address of principal executive offices)	(Zip Code)

(805) 965-0699
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐
Non-accelerated filer  ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,018,000 shares of common stock outstanding as of November 1, 2015.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should", "likely" or similar expressions, indicates a forward-looking statement.

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

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

●	The worldwide economic situation;
●	Any change in interest rates or inflation;
●	The willingness and ability of third parties to honor their contractual commitments;
●	The Company's ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
●	The Company's capital costs, as they may be affected by delays or cost overruns;
●	The Company's costs of production;
●	Environmental and other regulations, as the same presently exist or may later be amended;
●	The Company's ability to identify, finance and integrate any future acquisitions; and
●	The volatility of the Company's stock price.

PART I

ITEM 1.   BUSINESS.

General

Photoamigo, Inc. ("the Company"' "we", "us" or our") was incorporated in the State of Nevada on April 2, 2008 ("Inception) and since then we have been engaged in activities to formulate and implement our business plan as explained below.

Overview

We provide social networking and photo sharing from the website PhotoAmigo.com.  As of July 31, 2015, our website had 4,710 users using our free photo sharing products. We also maintain the domain names PhotoAmigo.net, fotoamigo.com and fotoamigo.net.  These domain names all redirect incoming traffic to our main website, PhotoAmigo.com.

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

Business Strategy

Our business strategy is to engage users by offering free photo sharing and social networking services.  We believe that by offering a full suite of services for free, we can eventually get users to upgrade their membership for more photo sharing storage space.  Currently, we offer the following services to our members:

•
Full html in guestbooks and photo descriptions--by providing html based pages, users are able to embed video, audio and links within their pages.  By allowing users to include this type of data, the PhotoAmigo internal pages can provide rich media to the site's visitors;

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

Marketing

We will use a variety of marketing strategies to build overall traffic to the site and intend to emphasize our marketing efforts.  We plan to gain new members by offering the free subscription level but will use marketing efforts within the site to upgrade our members to a paid program.  To cultivate new members, we plan to use the following marketing strategies:

•	Search Engine Optimization
•	Google adwords (purchasing key words such as "free photo sharing")
•	International Craigslist postings
•	Guerrilla marketing: handing out postcards and installing street posters
•	Harvesting existing photo sharing sites (direct email invites)
•	Press releases to mass publications (magazines, newspapers, radio and TV)
•	Friends, family and word of mouth.

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

Flickr was acquired by Yahoo! When it had approximately 300,000 members.  According to a 2007 article in the weblog TechCrunch.com, "Flickr now has over 1 billion photos and 37.7 million unique monthly visitors.  2.5 million new photos are uploaded daily by 15 million registered users.

Fotolog:  A February 2007 press release from the company cited 6.5 million member accounts from more than 200 countries that have shared more than 200 million photos since the site's inception in October 2002.  The press release went on to call Fotolog "the world's largest photo-blogging community and the third most trafficked social media network on the Internet."  It added, "Fotolog has grown 100 percent virally since its founding in 2002, with no marketing or member incentives."

Photobucket was founded in 2003.  $15 million was invested before Photobucket was acquired by Fox Interactive Media's MySpace for $250 million in May of 2007, according to crunchbase.com.  "Their main revenue streams are through premium accounts and advertising."

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

Office

We are provided rent-free office space by our Chief Executive Officer at 2532 Foothill Rd. Santa Barbara, CA93105.

Employees

At September 15, 2015, we had -0- employees, as our Chief Executive Officer  no longer receives compensation for his services.

ITEM 1A.    RISK FACTORS

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Photoamigo owns no property.

Photoamigo uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration.

ITEM 3.    LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended July 31, 2015 and 2014 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no market for Photoamigo's common stock and there can be no assurance that a market will develop in the future. The Company has submitted a 15c211 application to the OTC Bulletin Board to have the Company's common stock quoted on the OTC Bulletin Board. Such application is currently pending.

 Holders

As of November 1, 2015, a total of 3,018,000 shares of our common stock were outstanding and there were approximately 33 holders of record.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as "penny stocks" under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission ("SEC") regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Corporate Stock Transfer, Inc. ("CST") as the transfer agent for our common stock. The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209 and its telephone number is (303) 282-4800.

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

No unregistered securities were sold during the twelve months ended July 31, 2015 and 2014.

ITEM 6.    SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item..

ITEM 7.    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2015, and the results of operations for the years ended July 31, 2015, and 2014.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a "going concern".

The independent registered public accounting firms' reports on our financial statements as of July 31, 2015 and 2013, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Development Stage Company.

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. Among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (April 2, 2008) as a development stage company All losses accumulated since Inception (April 2, 2008) have been considered as part of the Company's development stage activities. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2012	July 31, 2013	July 31, 2014	July 31, 2015
4,583	4,606	4,615	4,710

To become a viable enterprise, we must further increase the number of members visiting our site and convert members from free membership to paid membership.  We did not generate revenue from any members using our paid services in any of these periods.

Liquidity and Capital Resources

As of July 31, 2015, we had working capital  of $2,217 comprised of current assets (cash)  of $3,399 and current liabilities (accounts payable)  of $1,182  This represents an increase in working capital of $1,530 from the July 31, 2014 balance of $687.  During the year-ended July 31, 2015 our working capital increased because we received more in financing activities than we used in operating activities.

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

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs.  As of July 31, 2015, we no longer owe our Chief Executive Officer $226 for advances which are non-interest bearing and due on demand. This obligation is now -0-

From inception to July 31, 2015, cash used in operating activities was $177,840.  We have reduced our operating activities so that we can conserve cash.

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

Future Capital Expenditures

As of and subsequent to July 31, 2015, we have no plans or commitments to acquire capital assets.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2015, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2015, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2015 Compared to Year Ended July 31, 2014

Revenue

We did not report any revenues from sales or services either during the year ended July 31, 2015 or 2014 as we are a development stage company that has not commenced revenue generating activities as yet.

Operating expenses

Operating expenses totaled $21,074 for the year ended July 31, 2015, compared to $20,782 for the comparable period in 2014, an increase of $292 or 1%.   We incur website development expenses in connection with activities to develop our business.  We incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development, marketing, and certain general and administrative expenses.  Investor relations expenses decreased slightly during 2015 in connection with preparation of information to be included in our registration statement.

Net loss

We reported a net loss of $(21,074) or $ (0.01) per share for the year ended July 31, 2015, compared to a net loss of $(20,782) or $ (0.01) per share for the year ended July 31, 2014, an increase of $292 due to the factors discussed above.

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

Income (Loss) Per Share

We provide for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. During the twelve months ended July 31, 2015 and 2014, no potentially dilutive debt or equity instruments were issued or outstanding.

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

ITEM 8.    FINANCIAL STATEMENTS

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 NORTH HIGHWAY 89, SUITE 130
FARMINGTON, UTAH  84025
_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PhotoAmigo, Inc.
Santa Barbara, California

We have audited the accompanying balance sheet of PhotoAmigo, Inc. as of July 31, 2015 and the related statements of operations, stockholders' equity and cash flows for the year then ended. PhotoAmigo, Inc.s' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoAmigo, Inc. as of July 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations, and has minimal working capital which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRITCHETT, SILER & HARDY, P.C.

/s/ PRITCHETT, SILER & HARDY, P.C.
Farmington, Utah
November 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Photoamigo, Inc.
Santa Barbara, California

We have audited the accompanying balance sheet of Photoamigo, Inc. (a development stage company) as of July 31, 2014, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photoamigo, Inc.  as of July 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co., LLC
Arvada, Colorado
November 12, 2014

POTOAMIGO, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31,2015	July 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$3,399	$2,327
Total current assets	3,399	2,327

Fixed Assets
Computer equipment	2,792	-
Accumulated depreciation	(396)	-
Net book value	2,396	-

Total assets	$5,795	$2,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,182	$1,413
Advances from officer	-	227
Total current liabilities	1,182	1,640

Total liabilities	1,182	1,640

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	260,613	235,613
(Deficit) accumulated during the development stage	(259,018)	(237,944)
Total stockholders' equity	4,613	687

Total liabilities and stockholders' equity	$5,795	$2,327

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended ended July 31, 2015 and 2014,
and for the period from Inception (April 2, 2008) to July 31, 2015

			Period
	Year	Year	From Inception
	ended	ended	(April 2, 2008) to
	July 31, 2015	July 31, 2014	July 31, 2015

Revenues	$-	$-	$-

Operating expenses:
Website development	4,571	1,416	27,819
Employee compensation	-	-	25,800
Sales and marketing	-	-	3,162
Legal and accounting fees	10,500	11,530	86,848
Investor relations	5,135	5,822	46,330
Other general and administrative	472	2,011	8,860
Impairment	-	-	59,400
Depreciation Expense	396	-	396
Total operating expenses	21,074	20,779	258,615

Operating (loss)	(21,074)	(20,779)	(258,615)

Other income(expense):
Interest expense	-	-	(631)
Interest income	-	(3)	228
Other income (expense) net	-	-	(403)

Net (loss)	$(21,074)	$(20,782)	$(259,018)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000

he accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended ended July 31, 2015 and 2014,
and for the period from Inception (April 2, 2008) to July 31, 2015

			Period
	Year	Year	From Inception
	ended	ended	(April 2, 2008) to
	July 31, 2015	July 31, 2014	July 31, 2015
Cash flows from operating activities:
Net (loss)	$(21,074)	$(20,782)	$(259,018)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-	59,400
Depreciation	396	-	396
Stock issued for services	-	-	20,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(231)	(406)	1,182
Increase/(decrease) in advances from officer	(227)	-	-
Net cash (used in) operating activities	(21,136)	(21,188)	(177,540)

Cash flows from investing activities:
Purchase of fixed assets	(2,792)	-	(3,092)
Net cash (used in) investing activities	(2,792)	-	(3,092)

Cash flows from financing activities:
Capital contribution from shareholders	25,000	20,000	122,131
Cash Proceeds from sale of stock	-	-	61,900
Net cash provided by financing activities	25,000	20,000	184,031

Net increase (decrease) in cash and equivalents	1,072	(1,188)	3,399

Cash and equivalents at beginning of period	2,327	3,515	-

Cash and equivalents at end of period	$3,399	$2,327	$3,399

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-	$59,100

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from Inception (April 2, 2008) to July 31, 2015

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at Inception, April 2, 2008	-	$-	$-	$-	$-

Shares issued in exchange for assets, April 2, 2008	2,100,000	2,100	57,000	-	59,100

Shares issued for cash at
$0.094 per share, April 2, 2008	500,000	500	46,500	-	47,000

Shares issued for cash and services at
$0.094 per share, April 2, 2008	250,000	250	23,250	-	23,500

Shares issued for cash at
$0.0833 per share, April 28, 2008	138,000	138	11,362	-	11,500

Net (loss) for the period	-	-	-	(86,542)	(86,542)

Balance, July 31, 2008	2,988,000	2,988	138,112	(86,542)	54,558

Net (loss) for the year	-	-	-	(36,247)	(36,247)

Balance, July 31, 2009	2,988,000	2,988	138,112	(122,789)	18,311

Shares issued for cash at	24,000	24	376	-	400
$0.0166 per share, January 25, 2010			.

Net (loss) for the year	-	-	-	(24,935)	(24,935)

Balance, July 31, 2010 - audited	3,012,000	3,012	138,488	(147,724)	(6,224)

Net (loss) for the year	-	-	-	(30,380)	(30,380)

Balance, July 31, 2011 - audited	3,012,000	3,012	138,488	(178,104)	(36,604)

Additional paid in capital - related parties	-	-	57,131	-	57,131

Net (loss) for the year	-	-	-	(21,826)	(21,826)

Balance, July 31 , 2012	3,012,000	3,012	195,619	(199,930)	(1,299)

Additional paid in capital - related parties	-	-	20,000	-	20,000

Net (loss) for the year	-	-	-	(17,232)	(17,232)

Balance, July 31 , 2013	3,012,000	3,012	215,619	(217,162)	1,469

Adjustment to number of shares issued and outstanding	6,000	6	(6)	-	-

Additional paid in capital - related parties	-	-	20,000	-	20,000

Net (loss) for the year	-	-	-	(20,782)	(20,782)

Balance, July 31 , 2014	3,018,000	3,018	235,613	(237,944)	687

Additional paid in capital - related parties	-	-	25,000	-	25,000

Net (loss) for the year	-	-	-	(21,074)	(21,074)

Balance, July 31 , 2015	3,018,000	$3,018	$260,613	$(259,018)	$4,613

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended July 31, 2015 and 2014
And the Period from April 2, 2008 (Inception) to July 31, 2015

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements.  The financial statements and notes are the responsibility of the Company's management.  These accounting policies conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied in the preparation of the financial statements.

Organization

PhotoAmigo, Inc. (the "Company" or "PhotoAmigo") was organized under the laws of the State of Nevada on April 2, 2008.  The Company has been in the development stage since its formation and has not yet realized revenues from its planned operations.  It plans to develop photographic sharing and networking through its website PhotoAmigo.com.  The Company has chosen July 31 as its fiscal year-end.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. Among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (April 2, 2008) as a development stage company All losses accumulated since Inception (April 2, 2008) have been considered as part of the Company's development stage activities. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements

Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On July 31, 2015, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015  These financial instruments include cash, accounts payable, and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

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

Advertising costs
Advertising costs are expensed as incurred. No advertising costs were incurred during the twelve month periods ended July 31, 2015 or 2014.

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

Income (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  Since inception, PhotoAmigo has not issued any potentially dilutive securities. During the twelve months ended July 31, 2015 and 2014, no potentially dilutive debt or equity instruments were issued or outstanding.

Recent Accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations other than in respect of its status as a Development Stage Entity as discussed above.

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo's operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $259,018 as of July 31, 2015.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon several factors, including the availability of debt or equity funding upon terms and conditions acceptable to PhotoAmigo, and ultimately achieving profitable operations.  Management believes that PhotoAmigo's business plan provides it with an opportunity to continue as a going concern.  However, management cannot provide assurance that PhotoAmigo will meet its objectives and be able to continue in operation.

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

Issued and Outstanding    The total issued and outstanding common stock at July 31, 2015 is 3,018,000 common shares, as follows:

i.  On April 2, 2008, PhotoAmigo issued 2,100,000 common shares to a founder in exchange for assets, including the website and four domain names. The transaction was recorded at $59,100 representing the founder's basis in the exchanged assets.

ii.  On April 2, 2008, PhotoAmigo issued 500,000 common shares to founders for cash proceeds of $47,000, or $0.094 per share.

iii.  On April 2, 2008, PhotoAmigo issued 250,000 common shares to a founder for $3,000 cash and for services valued at $20,500, or $0.094 per share.

iv.  On April 28, 2008, PhotoAmigo completed a private placement of 138,000 common shares for cash proceeds of $11,500, or $0.0833 per share. An additional 6,000 of "restricted" common shares were also issued as part of the transaction.

v.  On January 10, 2010, PhotoAmigo completed a private placement of 24,000 common shares for cash  proceeds of $400 or $0.0167 per share.

 During the year ended July 31, 2014 we adjusted the number of shares issued and outstanding by 6,000 in respect of issuances in earlier periods.

Additional Paid In Capital

During the twelve months ended July 31, 2015, four shareholders contributed $25,000 to fund the Company's ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during twelve months ended July 31, 2014, shareholders contributed $20,000 to fund the Company's ongoing operations and this balance was credited to additional paid in capital.

NOTE 4.  INCOME TAXES

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2014	$44,800	2034	$4,800	$(4,800)	$(4,800)	$-
July 31, 2015	$48,800	2035	$4,000	$(4,000)	$(4,000)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2015	2014
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

NOTE 5.  RELATED PARTY TRANSACTIONS

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  During the year ended July 31, 2015,  PhotoAmigo received no cash advances.  As of July 31, 2015 the outstanding balance of advances from officer was -0-.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

In fiscal years ended July 31, 2015 and 2014, related party shareholders and officers contributed $25,000 and $20,000 respectively to the capital of the Company.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855, "Subsequent Events", the Company has evaluated events subsequent to July 31, 2015 through the date of available issuance of these financial statements on November 1, 2015. During this period the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTATNS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 11, 2013, we were informed by Ronald Chadwick, P.C. ("Ronald Chadwick") that it was terminating its services as our independent registered public accounting firm effective November 30, 2013. Ronald Chadwick's request to terminate was approved by our full board of directors. On February 5, 2014, we retained Cutler and Co., LLC ("Cutler") as our principal independent accountants.

We have had no disagreements either with Ronald Chadwick or Cutler in respect of accounting or financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. Based on this assessment, management believes that as of July 31, 2015, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Robert Heckes Santa Barbara, CA	49	President, Chief Executive Officer, Chief Financial Officer and Director	2008

Our director is serving a term which expires at the next annual meeting of shareholders and until his or her successor is elected and qualified or until he or she resigns or is removed. Our sole Executive Officer serves at the will of our Board of Directors.

The following information summarizes the business experience of each of our officer and directors for at least the last five years:

Robert Heckes was appointed Chief Executive Officer, Chief Financial Officer and sole director in April 2008.  He may be deemed to be a promoter of the Company under the Securities Act of 1933 as amended.  Since 2006, he has been a licensed real estate agent with Sotheby's International Realty and devotes 20% of his time to our affairs.

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

ITEM 11.    EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2015, there were no outstanding equity awards.  During the five years ended July 31, 2015, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 1, 2015, there are a total of 3,018,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

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
____________________
(1) Officer and director.

Changes in Control

On October 2, 2010, Gary Agron, Iliff Street Capital, LLC, and Underwood Family Partners, LTD purchased a total of 1,900,000 shares of the Company's Common stock from Robert Heckes for $.0001 per share in accordance with the terms of the Pre-incorporation agreement dated March 24, 2008. In April 2012  Gary Agron,  Iliff Street Capital,  LLC,  the Underwood Family Partners, LTD and Robert Heckes re-distributed the 2,731,000 amongst themselves.

Equity Incentive Plan

We have not adopted an equity incentive plan since April 2, 2008 (Inception).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  During the year ended July 31, 2015,  PhotoAmigo received no cash advances.  As of July 31, 2015 the outstanding balance of advances from officer was $-0-.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

In fiscal years ended July 31, 2015 and 2014, related party shareholders and officers contributed $25,000 and $20,000 respectively to the capital of the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Cutler & Co., LLC and Ronald R Chadwick, PC. in the last two years ended July 31, 2015:

	2015	2014
Audit Fees	$8,700	$8,562
Audit Related Fees	1,800	2,969
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$10,500	$11,531

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 13, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 13, 2015	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer