Form 10-Q
period 2016-01-31
Photoamigo, Inc.
filed 2016-03-16
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2016

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

Registrant's telephone number including area code: (805) 272-0874

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of March 6, 2016.

PHOTOAMIGO,  INC.
 CONDENSED BALANCE SHEETS
(unaudited)

	Jan 31, 2016	July 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$701	$3,399
Total current assets	701	3,399

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(866)	(396)
Net book value	1,926	2,396

Total assets	$2,627	$5,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,641	$1,182
Advances from officer	-	-
Total current liabilities	1,641	1,182

Total liabilities	1,641	1,182

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	275,613	260,613
Accumulated (Deficit)	(277,645)	(259,018)
Total stockholders' equity	986	4,613

Total liabilities and stockholders' equity	$2,627	$5,795

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF OPERATIONS
for the three  and six month periods ended January 31, 2016 and 2015,

 (unaudited)

	Three Months		Three Months	Six Months		Six Months
	ended		ended	ended		ended
	January 31, 2016		January 31, 2015	January 31, 2016		January 31, 2015

Revenues	$-		$-	$-		$-

Operating expenses:
Website development	799		192	1,073		366
Employee compensation	-		-	-		-
Sales and marketing	-		-	-		-
Legal and accounting fees	7,450		5,506	8,238		6,013
Investor relations	2,191		2,199	2,800		2,504
Other general and administrative	113		39	6,046		64
Impairment	-		-	-		-
Depreciation Expense	235		-	470		-
Total operating expenses	10,788		7,936	18,627		8,947

Operating (loss)	(10,788)		(7,936)	(18,627)		(8,947)

Other income(expense):
Interest expense	-		-	-		-
Interest income	-			-
Other income (expense) net	-		-	-		-

Net (loss)	$(10,788)		$(7,936)	$(18,627)		$(8,947)

Net (loss) per common share:
Basic and Diluted	$(0.00	) *	$(0.00)	$(0.01	) *	$(0.00)*

Weighted average shares outstanding:
Basic and Diluted	3,018,000		3,018,000	3,018,000		3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from July 31, 2014 to January 31, 2016
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2014	3,018,000	3,018	235,613	(237,944)	687

Net (loss) for the year	-	-	-	(21,074)	(21,074)

Additional paid in capital - related parties	-	-	25,000	-	25,000

Balance, July 31 , 2015	3,018,000	3,018	260,613	(259,018)	4,613

Net (loss) for the year	-	-	-	(18,627)	(18,627)

Additional paid in capital - related parties	-	-	15,000	-	15,000

Balance, January 31 , 2016	3,018,000	$3,018	$275,613	$(277,645)	$986

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
for the six months ended January 31, 2016 and 2015,
 (unaudited)

	Six Months	Six Months
	ended	ended
	January 31, 2016	January 31, 2015
Cash flows from operating activities:
Net (loss)	$(18,627)	$(8,947)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment	-	-
Depreciation	470	-
Stock issued for services	-	-
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	459	(1,413)
Increase/(decrease) in advances from officer		(227)
Net cash (used in) operating activities	(17,698)	(10,587)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Capital contribution from shareholders	15,000	10,000
Cash Proceeds from sale of stock	-	-
Net cash provided by financing activities	15,000	10,000

Net increase (decrease) in cash and equivalents	(2,698)	(587)

Cash and equivalents at beginning of period	3,399	2,327

Cash and equivalents at end of period	$701	$1,740

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-

  The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For the six month periods ended January 31, 2016 and 2015
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

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2016, results of operations, changes in stockholders' equity (deficit) and cash flows for the six month periods ended January 31, 2016 and 2015, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Cash and Cash Equivalents: The majority of cash is maintained with a major financial institution in the United States.   Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the six and Six month periods ended January 31, 2016 or 2015.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company..

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo's operations are in the development stage and it has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $277,645 as of January 31, 2016. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

From time to time, PhotoAmigo receives funds by way of loan from its sole executive officer to cover temporary working capital requirements, the advances bear no interest, are unsecured and due on demand. As of January 31, 2016, the outstanding balance of advances from its sole executive officer was $-0-.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

During the six months ended January 31, 2016, four shareholders contributed a total of $ 15,000 to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital. During the six months ended January 31, 2015 ,the same 4 shareholders contributed $ 10,000 capital contributions to the Company for this period.

4.	Income Taxes

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$17,300		$(17,300)		$(17,300)	$-
July 31, 2009	$36,200	2029	$6,900		$(6,900)		$(6,900)	$-
July 31, 2010	$25,000	2030	$3,500		$(3,500)		$(3,500)	$-
July 31, 2011	$30,400	2031	$4,600		$(4,600)		$(4,600)	$-
July 31, 2012	$22,000	2032	$4,000		$(4,000)		$(4,000)	$-
July 31, 2013	$17,000	2033	$3,400		$(3,400)		$(3,400)	$-
July 31, 2014	$21,000	2034	$4,000		$(4,000)		$(4,000)	$-
July 31, 2015	$21,000	2035	$4,000	$	(4,000)	$	(4,000)	$-
January 31, 2016	$19,000	2036	$4,000		$(4,000)		$(4,000)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2016	2015
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the six months ended January 31, 2016 or 2015.

There were 3,018,000 shares of common stock issued and outstanding at January 31, 2016.

Additional Paid In Capital

During the six months ended January 31, 2016, four shareholders contributed a total of $ 15,000 to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital. During the six months ended January 31, 2015, capital contributions of $10,000 were made to the Company by the same 4 shareholders.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has determined that it did not have any material recognizable subsequent events to report.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the six month period ending January 31, 2016. It also analyzes our financial condition at January 31, 2016, and compares it to our financial condition at July 31, 2015. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2015, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2016, including footnotes, which are included in this quarterly report.

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

Liquidity and Capital Resources

As of January 31, 2016, we had working capital of $ (940), comprised of $701 in cash and $ 1,641 of current liabilities.  This represents a decrease in the working capital of $3,157 from the working capital balance of $ 2,217 reported as of July 31, 2015 which comprised cash of $3,399 and current liabilities, comprising accounts payable of $1,182.

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

Future Capital Expenditures

As of January 31, 2016, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

Revenue

We recognized no revenue in the six months ended January 31, 2016 or 2015 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses increased to $10,788 for the three  months ended January 31, 2016, compared to $7,936 during the comparable period of 2015. During the three months ended January 31, 2016, website development costs increased by $607, depreciation by $235 and legal and accounting fees by $1,944, while investor relations decreased by $ 8, and general and administrative expenses increased $ 74 as compared to the three months ended January 31, 2015. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended January 31, 2016, we recorded a net loss of $10,788 compared to a net loss for the corresponding period of 2015 of $7,936 or an increase of $2,852 due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2016 Compared to the Six Months Ended January 31, 2015

Revenue

We recognized no revenue in the six months ended January 31, 2016 or 2014.

Operating Expenses

Operating expenses increased to $18,627 for the six months ended January 31, 2016, compared to $8,947 during the comparable period of 2015. During the six months ended January 31, 2016, website development costs increased by $707, depreciation by $470 and legal and accounting fees by $2,225, while investor relations increased by $296, and general and administrative expenses increased $5,982 as compared to the six months ended January 31, 2015. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the six months ended January 31, 2016, we recorded a net loss of $18,627 compared to a net loss for the corresponding period of 2015 of $8,947 or an increase of $9,680 due to the factors discussed above.

Cash Flows – Six Months Ended January 31, 2016 Compared to the Six Months Ended January 31, 2015

Operating Activities

During the six months ended January 31, 2016 we used $17,698 in operating activities compared to the $10,587 used in the operations during the six months ended January 31, 2015. During the six months ended January 31, 2016, we recorded losses of $18,627, incurred non cash depreciation of $470 and grew accounts payable of $459. By comparison, during the six months ended January 31, 2015, we recorded losses of $8,947 and repaid accounts payable of $1,413 and advances to shareholders was repaid $227.

Investing activities
During the six months ended January 31, 2016, we did not purchase any capital assets, we neither used, nor generated funds from investing activities during the six months ended January 31, 2015.

Financing activities

During the six months ended January 31, 2016, four shareholders contributed $15,000 in total to fund the Company's ongoing activities. The shareholders did not receive any equity for these contributions and the contributions are not repayable. Accordingly, these contributions have been accounted for as contributions in capital. For the period ending January 31, 2015 we received $10,000 of capital contributions from the same four shareholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a- 15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. Based on this assessment, management believes that as of January 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the six and Six month periods ended January 31, 2016 or 2015 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the six month period ended January 31, 2016 or 2015.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the six month period ended January 31, 2016 or 2015.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 16, 2016	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 16, 2016	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

.