Form 10-Q
period 2016-04-30
Photoamigo, Inc.
filed 2016-06-16
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of June 13, 2016.

PHOTOAMIGO,  INC.
 CONDENSED BALANCE SHEETS
(unaudited)

	April 30,2016	July 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$658	$3,399
Total current assets	658	3,399

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(1,096)	(396)
Net book value	1,696	2,396

Total assets	$2,354	$5,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,454	$1,182
Total current liabilities	2,454	1,182

Total liabilities	2,454	1,182

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	280,613	260,613
Accumulated (deficit)	(283,731)	(259,018)
Total stockholders' equity(deficit)	(100)	4,613

Total liabilities and stockholders' equity (deficit)	$2,354	$5,795

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF OPERATIONS
for the three  and nine month periods ended April 30, 2016 and 2015,
 (unaudited)

	Three Months	Three Months	Nine Months		Nine Months
	ended	ended	ended		ended
	April 30, 2016	April 30, 2015	April 30, 2016		April 30, 2016

Revenues	$-	$-	$-		$-

Operating expenses:
Website development	2,234	1,090	3,307		1,456
Legal and accounting fees	1,988	2,987	10,225		9,000
Investor relations	1,597	1,247	4,398		3,751
Other general and administrative	36	378	6,083		442
Depreciation Expense	230	161	700		161
Total operating expenses	6,085	5,863	24,713		14,810

Operating (loss)	(6,085)	(5,863)	(24,713)		(14,810)

Net (loss)	$(6,085)	$(5,863)	$(24,713)		$(14,810)

Net (loss) per common share:
Basic and Diluted	$(0.00)*	$(0.00)	$(0.01	) *	$(0.00)*

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000	3,018,000		3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from July 31, 2014 to April 30, 2016
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2014	3,018,000	3,018	235,613	(237,944)	687

Net (loss) for the year	-	-	-	(21,074)	(21,074)

Additional paid in capital - related parties	-	-	25,000	-	25,000

Balance, July 31 , 2015	3,018,000	3,018	260,613	(259,018)	4,613

Net (loss) for the period	-	-	-	(24,713)	(24,713)

Additional paid in capital - related parties	-	-	20,000	-	20,000

Balance, April 30 , 2016	3,018,000	$3,018	$280,613	$(283,731)	$(100)

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended April 30, 2016 and 2015,
 (unaudited)

	Nine Months	Nine Months
	ended	ended
	April 30, 2016	April 30, 2015
Cash flows from operating activities:
Net (loss)	$(24,713)	$(14,810)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	700	161
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	1,272	(1,413)
Increase/(decrease) in advances from officer		(227)
Net cash (used in) operating activities	(22,741)	(16,289)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,792)
Net cash (used in) investing activities	-	(2,792)

Cash flows from financing activities:
Capital contribution from shareholders	20,000	20,000
Net cash provided by financing activities	20,000	20,000

Net increase (decrease) in cash and equivalents	(2,741)	919

Cash and equivalents at beginning of period	3,399	2,327

Cash and equivalents at end of period	$658	$3,246

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

 The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For the nine month periods ended April 30, 2016 and 2015
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

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2016, results of operations, changes in stockholders' equity (deficit) and cash flows for the nine month periods ended April 30, 2016 and 2015, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the nine month periods ended April 30, 2016 or 2015.
Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo's operations are in the development stage and it has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $283,731 as of April 30, 2016. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

From time to time, PhotoAmigo receives funds by way of loan from its sole executive officer to cover temporary working capital requirements, the advances bear no interest, are unsecured and due on demand. As of April 30, 2016, the outstanding balance of advances from its sole executive officer was $-0-.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

4.	Income Taxes

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$17,300		$(17,300)		$(17,300)	$-
July 31, 2009	$36,200	2029	$6,900		$(6,900)		$(6,900)	$-
July 31, 2010	$25,000	2030	$3,500		$(3,500)		$(3,500)	$-
July 31, 2011	$30,400	2031	$4,600		$(4,600)		$(4,600)	$-
July 31, 2012	$22,000	2032	$4,000		$(4,000)		$(4,000)	$-
July 31, 2013	$17,000	2033	$3,400		$(3,400)		$(3,400)	$-
July 31, 2014	$21,000	2034	$4,000		$(4,000)		$(4,000)	$-
July 31, 2015	$21,000	2035	$4,000	$	(4,000)	$	(4,000)	$-
April 30, 2016	$25,000	2036	$5,000		$(5,000)		$(5,000)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:
	2016	2015
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the nine months ended April 30, 2016 or 2015.

There were 3,018,000 shares of common stock issued and outstanding at April 30, 2016.

Additional Paid In Capital

During the nine months ended April 30, 2016, four shareholders contributed a total of $ 20,000 to fund the Company's ongoing activities. The shareholders have not received any shares for these contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital. During the nine months ended April 30, 2015, capital contributions of $20,000 were made to the Company by the same 4 shareholders.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has determined that it did not have any material recognizable subsequent events to report.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the nine month period ending April 30, 2016. It also analyzes our financial condition at April 30, 2016, and compares it to our financial condition at July 31, 2015. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2015, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2016, including footnotes, which are included in this quarterly report.

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

Liquidity and Capital Resources

As of April 30, 2016, we had working capital of $ (1,796), comprised of $658 in cash and $ 2,454 of current liabilities.  This represents a decrease in the working capital of $(4,013) from the working capital balance of $ 2,217 reported as of July 31, 2015 which comprised cash of $3,399 and current liabilities, comprising accounts payable of $1,182.

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

Future Capital Expenditures

As of April 30, 2016, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

Revenue

We recognized no revenue in the nine months ended April 30, 2016 or 2015 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses increased to $6,085 for the three months ended April 30, 2016, compared to $5,863 during the comparable period of 2015. During the three months ended April 30, 2016, website development costs increased by $1,144, depreciation by $69 while investor relations increased by $350, while general and administrative expenses decreased $(342) and legal and accounting fees by ($999) as compared to the three months ended April 30, 2015., Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended April 30, 2016, we recorded a net loss of $(6,085) compared to a net loss for the corresponding period of 2015 of $(5,863) or an increase of $(222) due to the factors discussed above.

Results of Operations – Nine Months Ended April 30, 2016 Compared to the Nine Months Ended April 30, 2015

Revenue

We recognized no revenue in the nine months ended April 30, 2016 or 2015.
Operating Expenses

Operating expenses increased to $24,713 for the nine months ended April 30, 2016, compared to $14,810 during the comparable period of 2015. This represents an increase in expenses of $ 9,903. During the nine months ended April 30, 2016, website development costs increased by $1,851, depreciation by $539 and legal and accounting fees by $1,225, while investor relations increased by $647, and general and administrative expenses increased $5,641 as compared to the nine months ended April 30, 2015. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the nine months ended April 30, 2016, we recorded a net loss of $24,713 compared to a net loss for the corresponding period of 2015 of $14,810 or an increase of $9,903 due to the factors discussed above.

Cash Flows – Nine Months Ended April 30, 2016 Compared to the Nine Months Ended January 31, 2015

Operating Activities

During the nine months ended April 30, 2016 we used $22,741 in operating activities compared to the $16,289 used in  operations during the nine months ended April 30, 2015. During the nine months ended April 30, 2016, we recorded losses of $24,713, incurred non cash depreciation of $700 and grew accounts payable of $1,272. By comparison, during the nine months ended April 30, 2015, we recorded losses of $14,810 and reduced accounts payable by $1,413 and advances to shareholders was reduced by $227.

Investing activities
During the nine months ended April 30, 2016, we did not purchase any capital assets, we neither used, nor generated funds from investing activities during the nine months ended April 30, 2016, as compared to the $2,792 spent in 2015 purchasing a new file server.

Financing activities

During the nine months ended April 30, 2016, four shareholders contributed $20,000 in total to fund the Company's ongoing activities. The shareholders did not receive any shares for these contributions and the contributions are not repayable. Accordingly, these contributions have been accounted for as contributions in capital. For the period ending April 30, 2015 we received $20,000 of capital contributions from the same four shareholders.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a- 15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. Based on this assessment, management believes that as of April 30, 2016, our internal control over financial reporting was not effective based on those criteria.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the nine month periods ended April 30, 2016 or 2015 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the nine month period ended April 30, 2016 or 2015.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the nine month period ended April 30, 2016 or 2015.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 15, 2016	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 15, 2016	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer