Form 10-K
period 2016-07-31
Photoamigo, Inc.
filed 2016-11-09
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

(805) 272-0874
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,018,000 shares of common stock outstanding as of November 8, 2016.

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

Overview

We provide social networking and photo sharing from the website PhotoAmigo.com.  As of July 31, 2016, our website had 4,710 users using our free photo sharing products. We also maintain the domain names PhotoAmigo.net, fotoamigo.com and fotoamigo.net.  These domain names all redirect incoming traffic to our main website, PhotoAmigo.com.

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

Reports to Security Holders.

Photoamigo is subject to reporting obligations under the Exchange Act. These obligations may include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Photoamigo files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Office

We are provided rent-free office space by our Chief Executive Officer at 2532 Foothill Rd. Santa Barbara, CA93105.

Employees

At November 9, 2016, we had -0- employees, as our Chief Executive Officer  no longer receives compensation for his services.

ITEM 1A.    RISK FACTORS

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Photoamigo owns no property.

Photoamigo uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration.

ITEM 3.    LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended July 31, 2016 and 2015 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

 Holders

As of November 9, 2016, a total of 3,018,000 shares of our common stock were outstanding and there were approximately 33 holders of record.

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

No unregistered securities were sold during the twelve months ended July 31, 2016 and 2015.

ITEM 6.    SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item..

ITEM 7.    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2016, and the results of operations for the years ended July 31, 2016, and 2015.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a "going concern".

The independent registered public accounting firms' reports on our financial statements as of July 31, 2015 and 2014, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Development Stage Company.

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. Among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (April 2, 2008) as a development stage company All losses accumulated since Inception (April 2, 2008) have been considered as part of the Company's development stage activities. Effective June 10, 2015 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

As shown in the following table, we have slowly increased the total number of members using our free services.

July 31, 2013	July 31, 2014	July 31, 2015	July 31, 2016
4,583	4,606	4,615	4,710

To become a viable enterprise, we must further increase the number of members visiting our site and convert members from free membership to paid membership.  We did not generate revenue from any members using our paid services in any of these periods.

Liquidity and Capital Resources

As of July 31, 2016, we had working capital  of $(2,761) comprised of current assets (cash)  of $359 and current liabilities (accounts payable)  of $3,120  This represents a decrease in working capital of $4,977 from the July 31, 2015 balance of $2,216.  During the year-ended July 31, 2016 our working capital decreased because we received more in financing activities than we used in operating activities.

We believe that our funding requirements for the next twelve months will be approximately $25,000, and we do not currently have these financial resources.  We estimate that our cash resources will allow us to operate for approximately one and a half month.

We have not yet reported any revenue from operations.  To fund our operations, we issued 750,000 shares of common stock on April 2, 2008 for cash proceeds of $70,500.  On April 28, 2008, we issued an additional 138,000 shares of common stock for cash proceeds of $11,500.  On January 25, 2010, an additional 24,000 shares of common stock were issued for cash proceeds of $400.

From inception to July 31, 2016, cash used in operating activities was $203,380.  We have reduced our operating activities so that we can conserve cash.

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

Future Capital Expenditures

As of and subsequent to July 31, 2016, we have no plans or commitments to acquire capital assets.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2016, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2016, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2016 Compared to Year Ended July 31, 2015

Revenue

We did not report any revenues from sales or services either during the year ended July 31, 2016 or 2015 as we are a development stage company that has not commenced revenue generating activities as yet.

Operating expenses

Operating expenses totaled $28,411 for the year ended July 31, 2016, compared to $21,074 for the comparable period in 2015, an increase of $7,337 or 35%. the majority coming from website development.  We incur these website development expenses in connection with activities to develop our business.  We also incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development, marketing, and certain general and administrative expenses.  Investor relations expenses increased slightly during 2016 in connection with preparation of information to be included in our registration statement.

Net loss

We reported a net loss of $(28,411) or $ (0.01) per share for the year ended July 31, 2016, compared to a net loss of $(21,074) or $ (0.01) per share for the year ended July 31, 2015, an increase of $7,337 due to the factors discussed above.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.  These financial instruments include cash, accounts payable and advances from officer, and.    Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand

Income Taxes

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

Income (Loss) Per Share

We provide for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. During the twelve months ended July 31, 2016 and 2015, no potentially dilutive debt or equity instruments were issued or outstanding.

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
_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PhotoAmigo, Inc.
Santa Barbara, California

We have audited the accompanying balance sheet of PhotoAmigo, Inc. as of July 31, 2016 and 2015 and the related statements of operations, stockholders' equity and cash flows for the years then ended. PhotoAmigo, Inc.s' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoAmigo, Inc. as of July 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

/s/ PRITCHETT, SILER & HARDY, P.C.
 Farmington, Utah
November 9, 2016

PHOTOAMIGO, INC.
BALANCE SHEETS

	July 31,2016	July 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$359	$3,399
Total current assets	359	3,399

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(1,329)	(396)
Net book value	1,463	2,396

Total assets	$1,822	$5,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,120	$1,182
Total current liabilities	3,120	1,182

Total liabilities	3,120	1,182

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	283,113	260,613
Accumulated (deficit)	(287,429)	(259,018)
Total stockholders' equity(deficit)	(1,298)	4,613

Total liabilities and stockholders' equity (deficit)	$1,822	$5,795

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
STATEMENTS OF OPERATIONS
for the years ended ended July 31, 2016 and 2015,

	Year	Year
	ended	ended
	July 31, 2016	July 31, 2015

Revenues	$-	$-

Operating expenses:
Website development	8,983	4,571
Employee compensation	-	-
Sales and marketing	-	-
Legal and accounting fees	12,400	10,500
Investor relations	5,485	5,135
Other general and administrative	610	472
Impairment	-	-
Depreciation Expense	933	396
Total operating expenses	28,411	21,074

Operating (loss)	(28,411)	(21,074)

Other income(expense):
Interest expense	-	-
Interest income	-	-
Other income (expense) net	-	-

Net (loss)	$(28,411)	$(21,074)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
STATEMENTS OF CASH FLOWS
for the years ended ended July 31, 2016 and 2015,

	Twelve Months	Twelve Months
	ended	ended
	July 31, 2016	July 31, 2015
Cash flows from operating activities:
Net (loss)	$(28,411)	$(21,074)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment
Depreciation	933	396
Stock issued for service
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	1,938	(231)
Increase/(decrease) in advances from officer		(227)
Net cash (used in) operating activities	(25,540)	(21,136)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,792)
Net cash (used in) investing activities	-	(2,792)

Cash flows from financing activities:
Capital contribution from shareholders	22,500	25,000

Net cash provided by financing activities	22,500	25,000

Net increase (decrease) in cash and equivalents	(3,040)	1,072

Cash and equivalents at beginning of period	3,399	2,327

Cash and equivalents at end of period	$359	$3,399

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the years ended July 31, 2015 and 2016

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2014	3,018,000	3,018	235,613	(237,944)	687

Net (loss) for the year	-	-	-	(21,074)	(21,074)

Additional paid in capital - related parties	-	-	25,000	-	25,000

Balance, July 31 , 2015	3,018,000	3,018	260,613	(259,018)	4,613

Net (loss) for the period	-	-	-	(28,411)	(28,411)

Additional paid in capital - related parties	-	-	22,500	-	22,500

Balance, July 31 , 2016	3,018,000	$3,018	$283,113	$(287,429)	$(1,298)

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
Notes to Financial Statements
For the Years Ended July 31, 2016 and 2015

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

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. Among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (April 2, 2008) as a development stage company All losses accumulated since Inception (April 2, 2008) have been considered as part of the Company's development stage activities. Effective June 10, 2015 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements

Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On July 31, 2016, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2016  These financial instruments include cash, accounts payable, and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Capital Expenditures

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

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the twelve month periods ended July 31, 2016 or 2015.

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

Income (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  Since inception, PhotoAmigo has not issued any potentially dilutive securities. During the twelve months ended July 31, 2016 and 2015, no potentially dilutive debt or equity instruments were issued or outstanding.

Recent Accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations other than in respect of its status as a Development Stage Entity as discussed above.

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo's operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $287,429 as of July 31, 2016.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

Issued and Outstanding    The total issued and outstanding common stock at July 31, 2016 is 3,018,000 common shares, as follows:

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

Additional Paid In Capital

During the twelve months ended July 31, 2016, four shareholders contributed $22,500 to fund the Company's ongoing activities. The shareholders did not receive any equity for the contributions and the contributions are not repayable. Accordingly these contributions have been credited to additional paid in capital.  Similarly, during twelve months ended July 31, 2015, shareholders contributed $25,000 to fund the Company's ongoing operations and this balance was credited to additional paid in capital.

NOTE 4.  INCOME TAXES

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL and other tax benefits (20%)	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2015	$240,959	2035	$48,200	$(4,200)	$(4,200)	$-
July 31, 2016	$269,370	2036	$53,900	$(5,700)	$(5,700)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2016	2015
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

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

NOTE 5.  RELATED PARTY TRANSACTIONS

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  During the year ended July 31, 2016,  PhotoAmigo received no cash advances.  As of July 31, 2016 the outstanding balance of advances from officer was -0-.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

In fiscal years ended July 31, 2016 and 2015, related party shareholders and officers contributed $22,500 and $25,000 respectively to the capital of the Company.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855, "Subsequent Events", the Company has evaluated events subsequent to July 31, 2016 through the date of available issuance of these financial statements on November 9, 2016. During this period the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTATNS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2015, we retained Pritchett, Siler, & Hardy, P.C. as our principal independent auditors.

We have had no disagreements either with Pritchett, Siler and Hardy, P.C. in respect of accounting or financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. Based on this assessment, management believes that as of July 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Robert Heckes Santa Barbara, CA	50	President, Chief Executive Officer, Chief Financial Officer and Director	2008

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

ITEM 11.    EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2016, there were no outstanding equity awards.  During the five years ended July 31, 2016, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 9, 2016, there are a total of 3,018,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	Number	(%)
Hillel of Colorado 2240 E. Wesley Denver, CO 80210	736,250	24%

Robert Heckes(1)	604,167	20%
2532 Foothill Rd.
Santa Barbara, CA 93105

Gary Agron	162,917	5%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

Iliff Street Capital, LLC	459,166	15%
Jennifer Frenkel, Sole Member 2340 South Columbine Street
Denver, CO 80210

Underwood Family Partners, LTD L. Michael Underwood, General Partner 5 Eagle Pointe Lane Castle Rock, CO 80101	593,500	20%
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, PhotoAmigo receives funds from its sole executive officer to cover temporary working capital requirements.  During the year ended July 31, 2016,  PhotoAmigo received no cash advances.  As of July 31, 2016 the outstanding balance of advances from officer was $-0-.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

In fiscal years ended July 31, 2016 and 2015, related party shareholders and officers contributed $22,500 and $25,000 respectively to the capital of the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Prichett, Siler and Hardy, P.C. in the last two years ended July 31, 2016:

	2016	2015
Audit Fees	$9,100	$8,700
Audit Related Fees	3,300	1,800
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$12,400	$10,500

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 9, 2016	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 9, 2016	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer