Form 10-Q
period 2017-01-31
Photoamigo, Inc.
filed 2017-03-16
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of March 16, 2017.

PHOTOAMIGO,   INC.
 CONDENSED BALANCE SHEETS

	Unaudited January 31, 2017	July 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$1,498	$359
Total current assets	1,498	359

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(1,799)	(1,329)
Net book value	993	1,463

Total assets	$2,491	$1,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,162	$3,120
Accrued Interest to Stockholders	59	-
Advances from Stockholders	9,980	-
Total current liabilities	13,201	3,120

Total liabilities	13,201	3,120

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	283,113	283,113
Accumulated Deficit	(296,841)	(287,429)
Total stockholders' deficit	(10,710)	(1,298)

Total liabilities and stockholders' deficit	$2,491	$1,822

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF OPERATIONS
for the three  and six month periods ended January 31, 2017 and 2017,
 (unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016

Revenues	$-	$-	$-	$-

Operating expenses:
Website development	589	799	766	6,573
Legal and accounting fees	4,500	7,450	5,175	8,238
Investor relations	1,950	2,191	2,908	2,800
Other general and administrative	3	113	34	546
Depreciation Expense	235	235	470	470
Total operating expenses	7,277	10,788	9,353	18,627

Operating (loss)	(7,277)	(10,788)	(9,353)	(18,627)

Other income(expense):
Interest expense	(45)	-	(59)	-
Interest income	-	-	-	-
Other income (expense) net	(45)	-	(59)	-

Net (loss)	$(7,322)	$(10,788)	$(9,412)	$(18,627)

Net (loss) per common share:
Basic and Diluted *	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000	3,018,000	3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

HOTOAMIGO, INC.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from July 31, 2015 to January 31, 2017
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2015	3,018,000	$3,018	$260,613	$(259,018)	$4,613

Net (loss) for the year	-	-	-	(28,411)	(28,411)

Additional paid in capital - related parties	-	-	22,500	-	22,500

Balance, July 31 , 2016	3,018,000	3,018	283,113	(287,429)	(1,298)

Net (loss) for the period	-	-	-	(9,412)	(9,412)

Balance, January 31 , 2017	3,018,000	$3,018	$283,113	$(296,841)	$(10,710)

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
for the six months ended January 31, 2017 and 2016,
 (unaudited)
	Six Months	Six Months
	ended	ended
	January 31, 2017	January 31, 2016
Cash flows from operating activities:
Net (loss)	$(9,412)	$(18,627)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	470	470
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	42	459
Increase (decrease) in interest payable	59
Net cash (used in) operating activities	(8,841)	(17,698)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Additional paid in capital		15,000
Loans from shareholders	9,980
Net cash provided by financing activities	9,980	15,000

Net increase (decrease) in cash and equivalents	1,139	(2,698)

Cash and equivalents at beginning of period	359	3,399

Cash and equivalents at end of period	$1,498	$701

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For the six month periods ended January 31, 2017 and 2016
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PhotoAmigo, Inc. ("the Company" or "PhotoAmigo") was organized under the laws of the State of Nevada on April 2, 2008. It plans to develop photographic sharing and networking through its website PhotoAmigo.com.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2017, results of operations, changes in stockholders' equity (deficit) and cash flows for the six month periods ended January 31, 2017 and 2016, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the six month periods ended January 31, 2017 or 2016.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $296,841 as of January 31, 2017. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

During the six months ended January 31, 2017, the Company borrowed $9,980 from four shareholders: $2,500 from  three and $2,480 from a fourth shareholder to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and these contributions are repayable by the Company. Simple interest accrues on these notes at 2% annually. Principle and interest are due upon sale or merger of the Company or upon demand. The Company has accrued an interest expense of $ 59 for the six months ended January 31, 2017 related to these notes.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

4.	Income Taxes
PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$17,300		$(17,300)		$(17,300)	$-
July 31, 2009	$36,200	2029	$6,900		$(6,900)		$(6,900)	$-
July 31, 2010	$25,000	2030	$3,500		$(3,500)		$(3,500)	$-
July 31, 2011	$30,400	2031	$4,600		$(4,600)		$(4,600)	$-
July 31, 2012	$22,000	2032	$4,000		$(4,000)		$(4,000)	$-
July 31, 2013	$17,000	2033	$3,400		$(3,400)		$(3,400)	$-
July 31, 2014	$21,000	2034	$4,000		$(4,000)		$(4,000)	$-
July 31, 2015	$21,000	2035	$4,000	$	(4,000)	$	(4,000)	$-
July 31, 2016	$28,000	2036	$1,600		$(1,600)		$(1,600)	$-
January 31, 2017	$9,000	2037	$1,800	$	(1,800)	$	(1,800)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2016	2015
Income tax benefit at statutory rate	(15%)	(15%)
Deferred income tax calculation allowance	15%	15%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the six months ended January 31, 2017 or 2016.

There were 3,018,000 shares of common stock issued and outstanding at January 31, 2017.

Additional Paid In Capital

During the six months ended January 31, 2017, the shareholders didn't contribute to additional paid in capital compared to $10,000 during the quarter ending January 31, 2016 to fund the Company's ongoing activities.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has determined that it did not have any material recognizable subsequent events to report.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three month period ending January 31, 2017. It also analyzes our financial condition at January 31, 2017, and compares it to our financial condition at July 31, 2016. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2016, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2017, including footnotes, which are included in this quarterly report.

Overview

PhotoAmigo, Inc. ("the Company", "PhotoAmigo", "we", "us" or "our") was incorporated in the State of Nevada on April 2, 2008 ("Inception"). Since Inception, we have engaged in activities to formulate and implement our business plan which is to develop photographic sharing and networking through its website PhotoAmigo.com

Ability to continue as a "going concern". The independent registered public accounting firm's reports on our financial statements as of July 31, 2016 and 2015, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

Liquidity and Capital Resources

As of January 31, 2017, we had working capital of $(11,703), comprised of $1,498 in cash and $13,201 of current liabilities.  This represents a decrease in the working capital of $8,942 from the working capital balance of     $(2,761) reported as of July 31, 2016 which comprised cash of $359 and current liabilities, comprising accounts payable of $3,120.

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

Future Capital Expenditures

As of January 31, 2017, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended January 31, 2017 Compared to the Three Months Ended January 31, 2016

Revenue

We recognized no revenue in the three months ended January 31, 2017 or 2016 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses decreased to $7,277 for the three months ended January 31, 2017, compared to $10,788 during the comparable period of 2016. During the three months ended January 31, 2017, website development costs decreased by $210, depreciation was the same and legal and accounting fees decreased by $2,950, while investor relations decreased by $241, and general and administrative expenses decreased $110 as compared to the three months ended January 31, 2016. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended January 31, 2017, we recorded a net loss of $7,322 compared to a net loss for the corresponding period of 2016 of $10,788 or a decrease in losses of $3,511 due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2017 Compared to the Six Months Ended January 31, 2016

Revenue

We recognized no revenue in the six months ended January 31, 2017.

Operating Expenses

Operating expenses decreased to $9,353 for the six months ended January 31, 2017, compared to $18,627 during the comparable period of 2016. During the six months ended January 31, 2017, website development costs decreased by $5,807, depreciation was the same and legal and accounting fees decreased by $3,063, while investor relations increased by $108, and general and administrative expenses decreased $512 as compared to the six months ended January 31, 2016.

Net Loss

For the six months ended January 31, 2017, we recorded a net loss of $9,412 compared to a net loss for the corresponding period of 2016 of $18,627 or a decrease in losses of $9,274 due to the factors discussed above.
Additionally there was an increase in the interest expense of $59 for the six months ended January 2017 due to the latest funding being loans rather than additional paid in capital.

Cash Flows – Six Months Ended January 31, 2017 Compared to the Six Months Ended January 31, 2016

Operating Activities

During the six months ended January 31, 2017 we used $8,841 in operating activities compared to the $17,698 used in the operations during the six months ended January 31, 2016. During the six months ended January 31, 2017, we recorded losses of $9,412, incurred non cash depreciation of $470 and accounts payable increased by $42. Additionally the increase in interest payable is a non cash using item. By comparison, during the six months ended January 31, 2016, we recorded losses of $18,627, incurred non-cash depreciation of $470, and accounts payable increased by $459.

Investing activities

During the six months ended January 31, 2017 and January 31, 2016 we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

During the six months ended January 31, 2017, three shareholders loaned the Company $2,500 and a fourth shareholder loaned $2,480 for a total of $9,980 to finance the Company's ongoing activities. The shareholders did not receive any equity for these loans and they are repayable by the Company. Accordingly, these funds have been accounted for as loans. For the period ending January 31, 2016 we received $15,000 of additional paid in capital contributions from 4 of the shareholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a- 15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. Based on this assessment, management believes that as of January 31, 2017, our internal control over financial reporting was not effective based on those criteria.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints. and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three and Three month periods ended January 31, 2017 or 2016 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three month period ended January 31, 2017 or 2016.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three month period ended January 31, 2017 or 2016.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 16, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 16, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer