Form 10-Q
period 2017-04-30
Photoamigo, Inc.
filed 2017-06-16
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2017

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
Yes  ☒            No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company . See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of June 14, 2017.

PHOTOAMIGO,   INC.
 CONDENSED BALANCE SHEETS

	April 30, 2017	July 31, 2016
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$2,163	$359
Total current assets	2,163	359

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(2,027)	(1,329)
Net book value	765	1,463
Total assets	$2,928	$1,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$858	$3,120
Accrued Interest to Stockholders	139	-
Advances from Stockholders	18,280	-
Total current liabilities	19,277	3,120

Total liabilities	19,277	3,120

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	283,113	283,113
Accumulated Deficit	(302,480)	(287,429)
Total stockholders' deficit	(16,349)	(1,298)

Total liabilities and stockholders' deficit	$2,928	$1,822

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF OPERATIONS
for the three and nine month periods ended April 30, 2017 and 2017,
 (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Revenues	$-	$-	$-	$-

Operating expenses:
Website development	255	2,234	1,021	8,807
Legal and accounting fees	3,732	1,987	8,906	10,225
Investor relations	940	1,598	3,848	4,398
Other general and administrative	405	36	439	582
Depreciation Expense	227	230	698	700
Total operating expenses	5,559	6,085	14,912	24,712

Operating (loss)	(5,559)	(6,085)	(14,912)	(24,712)

Other income(expense):
Interest expense	(79)	-	(139)	-
Interest income	-	-	-	-
Other income (expense) net	(79)	-	(139)	-

Net (loss)	$(5,638)	$(6,085)	$(15,051)	$(24,712)

Net (loss) per common share:
Basic and Diluted *	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000	3,018,000	3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

HOTOAMIGO, INC.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from July 31, 2015 to April 30, 2017
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2015	3,018,000	$3,018	$260,613	$(259,018)	$4,613

Net (loss) for the year	-	-	-	(28,411)	(28,411)

Additional paid in capital - related parties	-	-	22,500	-	22,500

Balance, July 31 , 2016	3,018,000	3,018	283,113	(287,429)	(1,298)

Net (loss) for the period	-	-	-	(15,051)	(15,051)

Balance, April 30, 2017	3,018,000	$3,018	$283,113	$(302,480)	$(16,349)

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended April 30, 2017 and 2016,
 (unaudited)
	Nine Months	Nine Months
	ended	ended
	April 30, 2017	April 30, 2016
Cash flows from operating activities:
Net (loss)	$(15,051)	$(24,713)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	698	700
Stock issued for services	-	-
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(2,262)	1,272
Increase (decrease) in interest payable	139	-
Increase/(decrease) in advances from officer
Net cash (used in) operating activities	(16,476)	(22,741)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Additional paid in capital	-	20,000
Loans from shareholders	18,280	-
Cash Proceeds from sale of stock	-	-
Net cash provided by financing activities	18,280	20,000

Net increase (decrease) in cash and equivalents	1,804	(2,741)

Cash and equivalents at beginning of period	359	3,399

Cash and equivalents at end of period	$2,163	$658

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued in exchange for website domain names,
membership base and software	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For nine month periods ended April 30, 2017 and 2016
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PhotoAmigo, Inc. ("the Company" or "PhotoAmigo") was organized under the laws of the State of Nevada on April 2, 2008. It plans to develop photographic sharing and networking through its website PhotoAmigo.com.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2017, results of operations, changes in stockholders' equity (deficit) and cash flows for the nine month periods ended April 30, 2017 and 2016, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the nine month periods ended April 30, 2017 or 2016.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $302,480 as of April 30, 2017. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

During the nine months ended April 30, 2017, the Company borrowed $18,280 from four shareholders: $5,000 from  two and $2,500 from a third shareholder, and $5,780 from a fourth shareholder to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and these contributions are repayable by the Company. Simple interest accrues on these notes at 2% annually. Principle and interest are due upon sale or merger of the company or upon demand. The Company has accrued an interest expense of $139 for the nine months ended April 30, 2017 related to these notes.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

4.	Income Taxes

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$17,300		$(17,300)		$(17,300)	$-
July 31, 2009	$36,200	2029	$6,900		$(6,900)		$(6,900)	$-
July 31, 2010	$25,000	2030	$3,500		$(3,500)		$(3,500)	$-
July 31, 2011	$30,400	2031	$4,600		$(4,600)		$(4,600)	$-
July 31, 2012	$22,000	2032	$4,000		$(4,000)		$(4,000)	$-
July 31, 2013	$17,000	2033	$3,400		$(3,400)		$(3,400)	$-
July 31, 2014	$21,000	2034	$4,000		$(4,000)		$(4,000)	$-
July 31, 2015	$21,000	2035	$4,000	$	(4,000)	$	(4,000)	$-
July 31, 2016	$28,000	2036	$4,000		$(4,000)		$(4,000)	$-
April 30, 2017	$15,000	2037	$2,000	$	(2,000)		$(2,000)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2017	2016
Income tax benefit at statutory rate	(15%)	(15%)
Deferred income tax calculation allowance	15%	15%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the nine months ended April 30, 2017 or 2016.

There were 3,018,000 shares of common stock issued and outstanding at April 30, 2017.

Additional Paid In Capital

During the nine months ended April 30, 2017, the shareholders didn't contribute to additional paid in capital compared to $20,000 during the nine months ended April 30, 2016 to fund the Company's ongoing activities.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has determined that it did not have any material recognizable subsequent events to report.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three month period ending April 30, 2017. It also analyzes our financial condition at April 30, 2017, and compares it to our financial condition at July 31, 2016. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2016, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2017, including footnotes, which are included in this quarterly report.

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

Liquidity and Capital Resources

As of April 30, 2017, we had working capital of $(17,114), comprised of $2,163 in cash and $19,277 of current liabilities.  This represents a decrease in the working capital of $14,353 from the working capital balance of     $(2,761) reported as of July 31, 2016 which comprised cash of $359 and current liabilities, comprising accounts payable of $3,120.

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

Future Capital Expenditures

As of April 30, 2017, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

Revenue

We recognized no revenue in the three months ended April 30, 2017 or 2016 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses decreased to $5,559 for the three months ended April 30, 2017, compared to $6,085 during the comparable period of 2016. During the three months ended April 30, 2017, website development costs decreased by $1,979, depreciation was the same and legal and accounting fees increased by $1,745, while investor relations decreased by $658, and general and administrative expenses increased $369 as compared to the three months ended April 30, 2016. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended April 30, 2017, we recorded a net loss of $5,638 compared to a net loss for the corresponding period of 2016 of $6,085 or a decrease in losses of $ 526 due to the factors discussed above.

Results of Operations – Nine Months Ended April 30, 2017 Compared to the Nine Months Ended April 30, 2016

Revenue

We recognized no revenue in the nine months ended April 30, 2017.

Operating Expenses

Operating expenses decreased to $14,912 for the nine months ended April 30, 2017, compared to $24,712 during the comparable period of 2016. During the nine months ended April 30, 2017, website development costs decreased by $7,786, depreciation was the same and legal and accounting fees decreased by $1,319, while investor relations decreased by $550, and general and administrative expenses decreased $143 as compared to the nine months ended April 30, 2016.

Net Loss

For the nine months ended April 30, 2017, we recorded a net loss of $15,051 compared to a net loss for the corresponding period of 2016 of  $24,712 or a decrease in losses of $9,661 due to the factors discussed above.

Additionally there was an increase in the interest expense of $139 for the nine months ended April 2017 due to the latest funding being loans rather than additional paid in capital.

Cash Flows – Nine Months Ended April 30, 2017 Compared to the Nine Months Ended April 30, 2016

Operating Activities

During the nine months ended April 30, 2017 we used $16,476 in operating activities compared to the $22,741 used in the operations during the nine months ended April 30, 2016. During the nine months ended April 30, 2017, we recorded losses of $15,051, incurred non cash depreciation of $698 and accounts payable decreased by $2,262. Additionally the increase in interest payable is a non cash using item. By comparison, during the nine months ended April 30, 2016, we recorded losses of $24,713, incurred non-cash depreciation of $700, and accounts payable increased by $1,272.

Investing activities

During the nine months ended April 30, 2017 and April 30, 2016 we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

During the nine months ended April 30, 2017, two shareholders loaned the Company $5,000 and a third shareholder loaned $5,780, and the fourth shareholder loaned $2,500 for a total of $18,280 to finance the Company's ongoing activities. The shareholders did not receive any equity for these loans and they are repayable by the company. Accordingly, these funds have been accounted for as loans. For the period ending April 30, 2016 we received $20,000 of additional paid in capital contributions from 4 of the shareholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a- 15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. Based on this assessment, management believes that as of April 30, 2017, our internal control over financial reporting was not effective based on those criteria.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three and Three month periods ended April 30, 2017 or 2016 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the nine month period ended April 30, 2017 or 2016.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the nine month period ended April 30, 2017 or 2016.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 16, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: June 16, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer