Form 10-K
period 2017-07-31
Photoamigo, Inc.
filed 2017-11-07
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,018,000 shares of common stock outstanding as of October 31, 2017.

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

Flickr was acquired by Yahoo when it had approximately 300,000 members.  According to a 2007 article in the weblog TechCrunch.com, "Flickr now has over 1 billion photos and 37.7 million unique monthly visitors.  2.5 million new photos are uploaded daily by 15 million registered users.

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

Office

We are provided rent-free office space by our Chief Executive Officer at 2532 Foothill Rd. Santa Barbara, CA93105.

Employees

At October 30, 2017, we had -0- employees, as our Chief Executive Officer  no longer receives compensation for his services.

ITEM 1A.    RISK FACTORS

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Photoamigo owns a computer and equipment used in the business.

Photoamigo uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration.

ITEM 3.    LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended July 31, 2017 and 2016 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

Holders

As of October 31, 2017, a total of 3,018,000 shares of our common stock were outstanding and there were approximately 33 holders of record.

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

No unregistered securities were sold during the twelve months ended July 31, 2017 and 2016.

ITEM 6.    SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7.    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2017, and the results of operations for the years ended July 31, 2017, and 2016.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our business plan.

Ability to continue as a "going concern".

The independent registered public accounting firms' reports on our financial statements as of July 31, 2017 and 2016, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.
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

Liquidity and Capital Resources

As of July 31, 2017, we had negative working capital  of $500 comprised of current assets of $1,928 and current liabilities of $2,428  This represents an improvement in negative working capital of $2,261 from the July 31, 2016 balance of $2,761.  During the year-ended July 31, 2017 our working capital increased because we received more in financing activities than we used in operating activities.

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

Future Capital Expenditures

As of and subsequent to July 31, 2017, we have no plans or commitments to acquire additional cpital assets.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2017, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2017, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2017 Compared to Year Ended July 31, 2016

Revenue

We did not report any revenues from sales or services either during the year ended July 31, 2017 or 2016 as we are a development stage company that has not commenced revenue generating activities.

Operating expenses

Operating expenses totaled $19,615 for the year ended July 31, 2017, compared to $28,411 for the comparable period in 2016, a decrease of $8,796 or 31%. The majority coming from website development which was unusually high during 2016.  We incur these website development expenses in connection with activities to develop our business.  We also incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development, marketing, and certain general and administrative expenses. Investor relations expenses decreased $617 during 2017 in connection with preparation of information to be included in our registration statement. Accounting and legal expenses decreased $1,262 from 2016.

Net loss

We reported a net loss of $19,852 or $ (0.01) per share for the year ended July 31, 2017, compared to a net loss of $28,411 or $ (0.01) per share for the year ended July 31, 2016, a decrease of $8,559 due to the factors discussed above.

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

Income (Loss) Per Share

We provide for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. During the twelve months ended July 31, 2017 and 2016, no potentially dilutive debt or equity instruments were issued or outstanding.

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
_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PhotoAmigo, Inc.
Santa Barbara, California

We have audited the accompanying balance sheet of PhotoAmigo, Inc. as of July 31, 2017 and 2016 and the related statements of operations, stockholders' equity and cash flows for the years then ended. PhotoAmigo, Inc.s' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoAmigo, Inc. as of July 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

/s/ PRITCHETT, SILER & HARDY, P.C.
 Farmington, Utah
November 7, 2017

PHOTOAMIGO, INC.
BALANCE SHEETS

	July 31,2017	July 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$1,928	$359
Total current assets	1,928	359

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(2,262)	(1,329)
Net book value	530	1,463

Total assets	$2,458	$1,822

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,191	$3,120
Accrued Interest to stockholders	237	-
Advances from stockholders	21,180	-
Total current liabilities	23,608	3,120

Total liabilities	23,608	3,120

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	283,113	283,113
Accumulated (deficit)	(307,281)	(287,429)
Total stockholders' equity(deficit)	(21,150)	(1,298)

Total liabilities and stockholders' equity (deficit)	$2,458	$1,822

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
STATEMENTS OF OPERATIONS
for the years ended ended July 31, 2017 and 2016,

	Year	Year
	ended	ended
	July 31, 2017	July 31, 2016

Revenues	$-	$-

Operating expenses:
Website development	2,193	8,983
Legal and accounting fees	11,138	12,400
Investor relations	4,868	5,485
Other general and administrative	483	610
Depreciation Expense	933	933
Total operating expenses	19,615	28,411

Operating (loss)	(19,615)	(28,411)

Other income(expense):
Interest expense	(237)	-
Other income (expense) net	(237)	-

Net (loss)	$(19,852)	$(28,411)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
STATEMENTS OF CASH FLOWS
for the years ended ended July 31, 2017 and 2016,

	Twelve Months	Twelve Months
	ended	ended
	July 31, 2017	July 31, 2016
Cash flows from operating activities:
Net (loss)	$(19,852)	$(28,411)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment
Depreciation	933	933
Stock issued for service
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(929)	1,938
Increase/(decrease) in accrued interest to stockholders	237	-
Increase/(decrease) in advances from officer
Net cash (used in) operating activities	(19,611)	(25,540)

Cash flows from investing activities:
Net cash (used in) investing activities

Cash flows from financing activities:
Capital contribution from stockholders	-	22,500
Loans from stockholders	21,180	-
Net cash provided by financing activities	21,180	22,500

Net increase (decrease) in cash and equivalents	1,569	(3,040)

Cash and equivalents at beginning of period	359	3,399

Cash and equivalents at end of period	$1,928	$359

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the years ended July 31, 2016 and 2017

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2015	3,018,000	$3,018	$260,613	$(259,018)	$4,613

Net (loss) for the period	-	-	-	(28,411)	(28,411)

Additional paid in capital - related parties	-	-	22,500	-	22,500

Balance, July 31 , 2016	3,018,000	$3,018	$283,113	$(287,429)	$(1,298)

Net (loss) for the year	-	-	-	(19,852)	(19,852)

Balance, July 31, 2017	3,018,000	$3,018	$283,113	$307,281	$(21,150)

The accompanying notes are an integral part of these financial statements.

PHOTOAMIGO, INC.
Notes to Financial Statements
For the Years Ended July 31, 2017 and 2016

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On July 31, 2017, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017  These financial instruments include cash, accounts payable, and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

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

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the twelve month periods ended July 31, 2017 or 2016.

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

Income (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  Since inception, PhotoAmigo has not issued any potentially dilutive securities. During the twelve months ended July 31, 2017 and 2016, no potentially dilutive debt or equity instruments were issued or outstanding.

Recent Accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, PhotoAmigo's operations are in the development stage and it has incurred losses since inception, resulting in an accumulated deficit of $307,281 as of July 31, 2017.  These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

Issued and Outstanding    The total issued and outstanding common stock at July 31, 2017 is 3,018,000 common shares.

Additional Paid In Capital

During the twelve months ended July 31, 2017 and 2016, stockholders contributed $0 and $22,500, respectively.  These contributions were made to fund the Company's ongoing operations and have been credited to additional paid in capital.

NOTE 4.  INCOME TAXES

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL and other tax benefits (20%)	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2016	$269,370	2036	$53,900	$(53,900)	$(5,700)	$-
July 31, 2017	$288,985	2037	$57,800	$(57,800)	$(3,900)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2017	2016
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset. Other temporary differences and estimated permanent differences are considered immaterial.  Open tax years subject to examination by the IRS range from August 1, 2013 to the present.  The Company has no uncertain tax positions.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the twelve months ended July 31, 2017, the Company borrowed $21,180 from four stockholders; $5,000 from each of three stockholders, and $6,180 from the sole executive officer who is also a stockholder.  The stockholders have not received any equity for these advances from stockholders which are expected to be repaid by the Company.  Under the terms of the arrangement, simple interest accrues on these advances at 2% annually.  Principal and interest are due upon the sale of the company or upon demand.  The Company has accrued interest of $237 for the twelve months ended July 31, 2017 related to these advances.  During the year ended July 31, 2016 there were not any advances from the stockholders and consequently there was no accrued interest related to these advances.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

During the twelve months ended July 31, 2017 and 2016, stockholders contributed $0 and $22,500, respectively.  These contributions were made to fund the Company's ongoing operations and have been credited to additional paid in capital.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855, "Subsequent Events", the Company has evaluated events subsequent to July 31, 2017 through the date of available issuance of these financial statements on November 7, 2017. During this period the Company did not have any material recognizable subsequent events.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. Based on this assessment, management believes that as of July 31, 2017, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Robert Heckes Santa Barbara, CA	51	President, Chief Executive Officer, Chief Financial Officer and Director	2008

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

ITEM 11.    EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2017, there were no outstanding equity awards.  During the five years ended July 31, 2017, we did not grant any equity awards.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 25, 2017, there are a total of 3,018,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	Number	(%)
Hillel of Colorado 2240 E. Wesley Denver, CO 80210	899,167	29%

Robert Heckes(1)	604,167	20%
2532 Foothill Rd.
Santa Barbara, CA 93105

Iliff Street Capital, LLC	459,166	15%
Jennifer Frenkel, Sole Member 2340 South Columbine Street
Denver, CO 80210

Underwood Family Partners, LTD L. Michael Underwood, General Partner 5 Eagle Pointe Lane Castle Rock, CO 80101	593,500	20%
____________________
(1) Officer and director.

Changes in Control

There have not been any recent changes in control.

Equity Incentive Plan

We have not adopted an equity incentive plan since April 2, 2008 (Inception).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the twelve months ended July 31, 2017, the Company borrowed $21,180 from four stockholders; $5,000 from each of three stockholders, and $6,180 from the sole executive officer who is also a stockholder.  The stockholders have not received any equity for these advances from stockholders which are expected to be repaid by the Company.  Under the terms of the arrangement, simple interest accrues on these advances at 2% annually.  Principal and interest are due upon the sale of the company or upon demand.  The Company has accrued interest of $237 for the twelve months ended July 31, 2017 related to these advances.  During the year ended July 31, 2016 there were not any advances from the stockholders and consequently there was no accrued interest related to these advances.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

During the twelve months ended July 31, 2017 and 2016, stockholders contributed $0 and $22,500, respectively.  These contributions were made to fund the Company's ongoing operations and have been credited to additional paid in capital.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Prichett, Siler and Hardy, P.C. in the last two years ended July 31, 2017:

	2017	2016
Audit Fees	$9,000	$9,100
Audit Related Fees	2,138	3,300
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$11,138	$12,400

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 7, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: November 7, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer