Form 10-Q
period 2017-10-31
Photoamigo, Inc.
filed 2017-12-20
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of December 15, 2017.

PHOTOAMIGO,  INC.
 CONDENSED BALANCE SHEETS
(unaudited)

	October 31,2017	July 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$2,714	$1,928
Total current assets	2,714	1,928

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(2,497)	(2,262)
Net book value	295	530
Total assets	$3,009	$2,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,619	$2,191
Accrued Interest	343	237
Advances from shareholders	23,880	21,180
Total current liabilities	25,842	23,608

Total liabilities	25,842	23,608

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	283,113	283,113
Accumulated (Deficit)	(308,964)	(307,281)
Total stockholders' deficit	(22,833)	(21,150)
Total liabilities and stockholders' equity	$3,009	$2,458

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF OPERATIONS
for the three month periods ended October 31, 2017 and 2016
 (unaudited)

	Three Months	Three Months
	ended	ended
	October 31, 2017	October 31, 2016

Revenues	$-	$-

Operating expenses:
Website development	177	177
Legal and accounting fees	788	675
Investor relations	300	958
Other general and administrative	77	31
Depreciation Expense	235	235
Total operating expenses	1,577	2,076

Operating (loss)	(1,577)	(2,076)

Other income(expense):
Interest expense	106	14
Other income (expense) net	106	14

Net (loss)	$(1,683)	$(2,090)

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period from July 31, 2017 to October 31, 2017
(unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2017	3,018,000	3,018	283,113	(307,281)	(21,150)

Net (loss) for the quarter	-	-	-	(1,683)	(1,683)

Balance, October 31 , 2017	3,018,000	$3,018	$283,113	$(308,964)	$(22,833)

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
for the three months ended October 31, 2017 and 2016,
 (unaudited)

	Three Months	Three Months
	ended	ended
	October 31, 2017	October 31, 2016
Cash flows from operating activities:
Net (loss)	$(1,683)	$(2,090)
Adjustments to reconcile net (loss) to net cash
used by operating activities:

Depreciation	235	235

Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(572)	(542)
Increase/(decrease) in interest payable	106	14
Net cash (used in) operating activities	(1,914)	(2,383)

Cash flows from investing activities:

Net cash (used in) investing activities	0	0

Cash flows from financing activities:
Loans from shareholders	2,700	6,938

Net cash provided by financing activities	2,700	6,938

Net increase (decrease) in cash and equivalents	786	4,555

Cash and equivalents at beginning of period	1,928	359

Cash and equivalents at end of period	$2,714	$4,914

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

PHOTOAMIGO, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For three month periods ended October 31, 2017 and 2016
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PhotoAmigo, Inc. ("the Company" or "PhotoAmigo") was organized under the laws of the State of Nevada on April 2, 2008. It plans to develop photographic sharing and networking through its website PhotoAmigo.com.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of October 31, 2017, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month period ended October 31, 2017 and 2016, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three month periods ended October 31, 2017 or 2016.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $308,964 as of October 31, 2017. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

During the three months ended October 31, 2017, the Company borrowed $2,700 from one shareholder to fund the Company's ongoing activities. The shareholders have not received any equity for these contributions and these contributions are repayable by the Company. Simple interest accrues on these notes at 2% annually. Principle and interest are due upon sale or merger of the company or upon demand. The Company has accrued an interest expense of $106 for the three months ended October 31, 2017 related to these notes.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

4.	Income Taxes

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$12,900		$(12,900)		$(12,900)	$-
July 31, 2009	$122,700	2029	$18,400		$(18,400)		$(5,500)	$-
July 31, 2010	$147,700	2030	$22,100		$(22,100)		$(3,700)	$-
July 31, 2011	$178,100	2031	$26,700		$(26,700)		$(4,600)	$-
July 31, 2012	$200,100	2032	$30,000		$(30,000)		$(3,300)	$-
July 31, 2013	$217,100	2033	$32,500		$(32,500)		$(2,500)	$-
July 31, 2014	$238,100	2034	$35,700		$(35,700)		$(3,200)	$-
July 31, 2015	$259,100	2035	$38,800	$	(38,800)	$	(3,100)	$-
July 31, 2016	$287,100	2036	$43,000		$(43,000)		$(4,200)	$-
July 31, 2017	$307,100	2037	$46,000		$(46,000)		$(3,000)	$-
October 31, 2017	$308,800	2038	$46,300		$(46,300)		$(300)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2017	2016
Income tax benefit at statutory rate	(15%)	(15%)
Deferred income tax valuation allowance	15%	15%
Reported tax rate	0%	0%

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

5.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of preferred stock have been issued or outstanding since Inception (April 2, 2008).

Common Stock

The Company is authorized to issue 100,000,000 shares or common stock with a par value of $0.001 per share.

No shares of common stock were issued during the three months ended October 31, 2017 or 2016.

There were 3,018,000 shares of common stock issued and outstanding at October 31, 2017.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has determined that it did not have any material recognizable subsequent events to report.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three month period ending October 31, 2017. It also analyzes our financial condition at October 31, 2017, and compares it to our financial condition at July 31, 2016. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2017, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2017, including footnotes, which are included in this quarterly report.

Overview

PhotoAmigo, Inc. ("the Company", "PhotoAmigo", "we", "us" or "our") was incorporated in the State of Nevada on April 2, 2008 ("Inception"). Since Inception, we have engaged in activities to formulate and implement our business plan which is to develop photographic sharing and networking through its website PhotoAmigo.com

Ability to continue as a "going concern". The independent registered public accounting firm's reports on our financial statements as of July 31, 2017 and July 31, 2016 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

Liquidity and Capital Resources

As of October 31, 2017, we had working capital of $(23,128), comprised of $2,714 in cash and $25,842 of current liabilities.  This represents a decrease in the working capital of $1,448 from the working capital balance of     $(21,680) reported as of July 31, 2017 which comprised cash of $1,928 and current liabilities, comprising accounts payable of $23,608.

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

Future Capital Expenditures

As of October 31, 2017, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31,2016.

Revenue

We recognized no revenue in the three months ended October 31, 2017 or 2016 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses decreased to $1,577 for the three months ended October 31, 2017, compared to $2,076 during the comparable period of 2016. During the three months ended October 31, 2017, website development costs remained constant, as was depreciation, Legal and accounting fees increased by $113, while investor relations decreased by $658, and general and administrative expenses increased $46 as compared to the three months ended October 31, 2016. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended October 31, 2017, we recorded a net loss of $1,683 compared to a net loss for the corresponding period of 2016 of $2,090 or a decrease in losses of $ 407 due to the factors discussed above.

Cash Flows – Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31, 2016

Operating Activities

During the three months ended October 31, 2017 we used $1,914 in operating activities compared to the $2,383 used in the operations during the three months ended October 31, 2016. During the three months ended October 31, 2017, we recorded losses of $1,683, incurred non cash depreciation of $235 and accounts payable decreased by $572. Additionally the increase in interest payable is from accrued rather than paid interest and is a non cash using item. By comparison, during the three months ended October 31, 2016, we recorded losses of $2,090, incurred non-cash depreciation of $235, and accounts payable increased by $542.

Investing activities

During the three months ended October 31, 2017 and October 31, 2016 we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

During the three months ended October 31, 2017, one shareholder loaned the Company $2,500  to finance the Company's ongoing activities, another loaned it $200.. The shareholders did not receive any equity for these loans and they are repayable by, the company. Accordingly, these funds have been accounted for as loans. For the period ending October 31, 2016 we received $6,938 from loans from 3 shareholders.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. There have been no changes in our critical accounting policies since our most recent audit dated July 31, 2017.

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

-
These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.

-
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a- 15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2017. Based on this assessment, management believes that as of October 31, 2017, our internal control over financial reporting was not effective based on those criteria.

Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

Limited capability to interpret and apply accounting principles generally accepted in the United States; Lack of formal accounting policies and procedures that include multiple levels of review.

13

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three month periods ended October 31, 2017 or 2016 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three month period ended October 31, 2017 or 2016.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three month periods ended October 31, 2017 or 2016.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: December 20, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: December 20, 2017	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer