Form 10-Q
period 2018-01-31
Photoamigo, Inc.
filed 2018-03-21
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of March 13, 2018.

PHOTOAMIGO,  INC.
 CONDENSED BALANCE SHEETS
(unaudited)

	January 31, 2018	July 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,117	$1,928
Total current assets	1,117	1,928

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(2,732)	(2,262)
Net book value	60	530
Total assets	$1,177	$2,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,810	$2,191
Accrued Interest	494	237
Advances from shareholders	33,843	21,180
Total current liabilities	36,147	23,608

Total liabilities	36,147	23,608

Commitments and contingencies (Notes 2 and 4)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	283,113	283,113
Accumulated (Deficit)	(321,101)	(307,281)
Total stockholders' deficit	(34,970)	(21,150)
Total liabilities and stockholders' deficit	$1,177	$2,458

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
 CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

Revenues	$-	$-	$-	$-

Operating expenses:
Website development	2,448	589	2,625	766
Legal and accounting fees	7,450	4,500	8,237	5,175
Investor relations	1,751	1,950	2,051	2,908
Other general and administrative	103	3	180	34
Depreciation Expense	235	235	470	470
Total operating expenses	11,987	7,277	13,563	9,353

Operating (loss)	(11,987)	(7,277)	(13,563)	(9,353)

Other income(expense):
Interest expense	(150)	(45)	(257)	(59)
Other income (expense) net	(150)	(45)	(257)	(59)

Net (loss)	$(12,137)	$(7,322)	$(13,820)	$(9,412)

Net (loss) per common share:
Basic and Diluted *	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000	3,018,000	3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 (unaudited)

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31 , 2017	3,018,000	3,018	283,113	(307,281)	(21,150)
Net (loss) for the period	-	-	-	(13,820)	(13,820)

Balance, January 31 , 2018	3,018,000	3,018	$283,113	$(321,101)	$(34,970)

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months	Six Months
	ended	ended
	January 31, 2018	January 31, 2017
Cash flows from operating activities:
Net (loss)	$(13,820)	$(9,412)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	470	470

Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(381)	42
Increase/(decrease) in interest payable	257	59
Net cash (used in) operating activities	(13,474)	(8,841)

Cash flows from investing activities:

Net cash (used in) investing activities	0	0

Cash flows from financing activities:
Loans from shareholders	12,663	9,980

Net cash provided by financing activities	12,663	9,980

Net increase (decrease) in cash and equivalents	(811)	1,139

Cash and equivalents at beginning of period	1,928	359

Cash and equivalents at end of period	$1,117	$1,498

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For the six month periods ended January 31, 2018 and 2017
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PhotoAmigo, Inc. ("the Company" or "PhotoAmigo") was organized under the laws of the State of Nevada on April 2, 2008. It plans to develop photographic sharing and networking through its website PhotoAmigo.com.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2018, results of operations, changes in stockholders' equity (deficit) and cash flows for the Six month period ended January 31, 2018 and 2017, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three and six month periods ended January 31, 2018 or 2017.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $321,101 as of January 31, 2018. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

During the six months ended January 31, 2018, the Company borrowed $12,663 from four shareholders to fund the Company's ongoing activities. The shareholders have not received any equity for these loans and these loans are repayable by the Company. Simple interest accrues on these notes at 2% annually. Principle and interest are due upon sale or merger of the company or upon demand. The Company has accrued an interest expense of $257 for the six months ended January 31, 2018 related to these notes. This compares to the $9,980 borrowed from four shareholders: $2,500 from three and $2,480 from a fourth shareholder during the first six months of 2017. During the same timeframe in 2017 the Company accrued an interest expense of $59 for the six months.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

4.	Income Taxes

PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$12,900		$(12,900)		$(12,900)	$-
July 31, 2009	$122,700	2029	$18,400		$(18,400)		$(5,500)	$-
July 31, 2010	$147,700	2030	$22,100		$(22,100)		$(3,700)	$-
July 31, 2011	$178,100	2031	$26,700		$(26,700)		$(4,600)	$-
July 31, 2012	$200,100	2032	$30,000		$(30,000)		$(3,300)	$-
July 31, 2013	$217,100	2033	$32,500		$(32,500)		$(2,500)	$-
July 31, 2014	$238,100	2034	$35,700		$(35,700)		$(3,200)	$-
July 31, 2015	$259,100	2035	$38,800	$	(38,800)	$	(3,100)	$-
July 31, 2016	$287,100	2036	$43,000		$(43,000)		$(4,200)	$-
July 31, 2017	$307,100	2037	$46,000		$(46,000)		$(3,000)	$-
January 31, 2018	$321,100	2038	$48,200		$(48,200)		$(2,200)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2018	2017
Income tax benefit at statutory rate	(21%)	(21%)
Deferred income tax valuation allowance	21%	21%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the Six months ended January 31, 2018 or 2017.

There were 3,018,000 shares of common stock issued and outstanding at January 31, 2018.
6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has determined that it did not have any material recognizable subsequent events to report.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the Six month period ending January 31, 2018. It also analyzes our financial condition at January 31, 2018, and compares it to our financial condition at July 31, 2017. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2017, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2018, including footnotes, which are included in this quarterly report.

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

Liquidity and Capital Resources

As of January 31, 2018, we had a working capital deficit of $(35,030), comprised of $1,117 in cash and $36,147 of current liabilities.This represents a decrease in the working capital of $13,350 from the working capital deficit balance of $(21,680) reported as of July 31, 2017 which comprised cash of $1,928 and current liabilities, comprising current liabilities of $23,608.

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

Future Capital Expenditures

As of January 31, 2018, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended January 31, 2018 Compared to the Three Months Ended January 31, 2017.

Revenue

We recognized no revenue in the three months ended January 31, 2018 or 2017 as our limited operations have not generated revenue yet.

Operating Expenses
Operating expenses increased to $11,987 for the three months ended January 31, 2018, compared to $7,277 during the comparable period of 2017. During the three months ended January 31, 2018, website development costs increased $1,859, legal and accounting fees increased by $2,950,and general and administrative expenses increased by $100, while investor relations decreased by $199. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended January 31, 2018, we recorded a net loss of $12,137 compared to a net loss for the corresponding period of 2017 of $7,322 or an increase in losses of $4,815 due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2018 Compared to the Six Months Ended October 31, 2017.

Revenue

We recognized no revenue in the six months ended January 31, 2018 or 2017.

Operating Expenses

Operating expenses decreased to $13,563 for the six months ended January 31, 2018, compared to $9,353 during the comparable period of 2017. During the six months ended January 31, 2018, website development costs increased by $1,859, legal and accounting fees increased by $3,062, general and administrative expenses increased $146, while investor relations decreased by $857 compared to the six months ended January 31, 2017. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the Six months ended January 31, 2018, we recorded a net loss of $13,820 compared to a net loss for the corresponding period of 2017 of $9,412 or an increase in losses of $4,408 due to the factors discussed above.

Cash Flows – Six Months Ended January 31, 2018 Compared to the Six Months Ended January 31, 2017

Operating Activities

During the six months ended January 31, 2018 we used $13,474 in operating activities compared to the $8,841 used in the operations during the six months ended January 31, 2017. During the six months ended January 31, 2018, we recorded losses of $13,820, incurred non cash depreciation of $470 and accounts payable decreased by $381. Additionally the increase in interest payable of $257 is from accrued rather than paid interest and is a non-cash using item. By comparison, during the six months ended January 31, 2017, we recorded losses of $9,412, incurred non-cash depreciation of $470, and accounts payable increased by $42 while accrued interest increased by $59.

Investing activities

During the six months ended January 31, 2018 and January 31, 2017 we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities
During the six months ended January 31, 2018, four shareholders loaned the Company $12,663 to finance the Company's ongoing activities. The shareholders did not receive any equity for these loans and they are repayable by, the company. Accordingly, these funds have been accounted for as loans. For the period ending January 31, 2017 we received $9,980 from loans from 4 shareholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the six month periods ended January 31, 2018 or 2017 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the six month period ended January 31, 2018 or 2017.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the six month periods ended January 31, 2018 or 2017.

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

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 21, 2018	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PHOTOAMIGO, INC.

/s/ Robert Heckes
Dated: March 21, 2018	By: Robert Heckes, Director, Chief Executive Officer, and Chief Financial Officer