Form 10-Q
period 2018-04-30
Photoamigo, Inc.
filed 2018-06-15
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____   to ________

Commission File Number: 000-54439

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,018,000 shares of common stock outstanding as of June 10, 2018.

PHOTOAMIGO,  INC.
 CONDENSED BALANCE SHEETS

	April 30, 2018	July 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,901	$1,928
Total current assets	2,901	1,928

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(2,792)	(2,262)
Net book value	-	530

Total assets	$2,901	$2,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,690	$2,191
Accrued Interest to Stockholders	665	237
Advances from Stockholders	38,880	21,180
Total current liabilities	43,235	23,608

Total liabilities	43,235	23,608

Commitments and contingencies (Notes 2 and 4)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	283,113	283,113
Accumulated Deficit	(326,465)	(307,281)
Total stockholders' deficit	(40,334)	(21,150)

Total liabilities and stockholders' deficit	$2,901	$2,458

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
 CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017

Revenues	$-	$-	$-	$-

Operating expenses:
Website development	583	255	3,208	1,021
Legal and accounting fees	2,425	3,731	10,662	8,906
Investor relations	2,080	940	4,131	3,848
Other general and administrative	45	405	225	439
Depreciation Expense	60	228	530	698
Total operating expenses	5,193	5,559	18,756	14,912

Operating (loss)	(5,193)	(5,559)	(18,756)	(14,912)

Other income(expense):
Interest expense	(171)	(79)	(428)	(139)
Other income (expense) net	(171)	(79)	(428)	(139)

Net (loss)	$(5,364)	$(5,638)	$(19,184)	$(15,051)

Net (loss) per common share:
Basic and Diluted *	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000	3,018,000	3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 (unaudited)
			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31, 2017	3,018,000	$3,018	$283,113	$(307,281)	$(21,150)

Net (loss) for the period	-	-	-	(19,184)	(19,184)

Balance, April 30, 2018	3,018,000	$3,018	$283,113	$(326,465)	$(40,334)

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months	Nine Months
	ended	ended
	April 30, 2018	April 30, 2017
Cash flows from operating activities:
Net (loss)	$(19,184)	$(15,051)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	530	698

Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	1,499	(2,262)
Increase/(decrease) in interest payable	428	139
Net cash (used in) operating activities	(16,727)	(16,476)

Cash flows from investing activities:

Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Loans from shareholders	17,700	18,280

Net cash provided by financing activities	17,700	18,280

Net increase (decrease) in cash and equivalents	973	1,804

Cash and equivalents at beginning of period	1,928	359

Cash and equivalents at end of period	$2,901	$2,163

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

PHOTOAMIGO, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
For the nine month periods ended April 30, 2018 and 2017
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PhotoAmigo, Inc. ("the Company" or "PhotoAmigo") was organized under the laws of the State of Nevada on April 2, 2008. It plans to develop photographic sharing and networking through its website PhotoAmigo.com.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2018, results of operations, changes in stockholders' equity (deficit) and cash flows for the three and nine month periods ended April 30, 2018 and 2017, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Income (Loss) Per Share: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three and nine month periods ended April 30, 2018 or 2017.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

2.	Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, PhotoAmigo has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $326,465 as of April 30, 2018. These conditions raise substantial doubt about the ability of PhotoAmigo to continue as a going concern.

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

During the nine months ended April 30, 2018, the Company borrowed $17,700 from four shareholders to fund the Company's ongoing activities. The shareholders have not received any equity for these loans and these loans are repayable by the Company. Simple interest accrues on these notes at 2% annually. Principle and interest are due upon sale or merger of the company or upon demand. The Company has accrued an interest expense of $171 for the three months and $428 for the nine months ended April 30, 2018 related to these notes. This compares to the $18,280 borrowed from four shareholders: $5,000 from two and $2,500 from a third and $5,780 from a fourth shareholder during the first nine months of 2017. During the same time frame in 2017 the Company accrued an interest expense of $79 for the three months and $139 for the nine months.

Office space is provided to PhotoAmigo at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

4.	Income Taxes
PhotoAmigo's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL	Valuation allowance		Change in valuation allowance		Net tax asset
July 31, 2008	$86,500	2028	$12,900		$(12,900)		$(12,900)	$-
July 31, 2009	$122,700	2029	$18,400		$(18,400)		$(5,500)	$-
July 31, 2010	$147,700	2030	$22,100		$(22,100)		$(3,700)	$-
July 31, 2011	$178,100	2031	$26,700		$(26,700)		$(4,600)	$-
July 31, 2012	$200,100	2032	$30,000		$(30,000)		$(3,300)	$-
July 31, 2013	$217,100	2033	$32,500		$(32,500)		$(2,500)	$-
July 31, 2014	$238,100	2034	$35,700		$(35,700)		$(3,200)	$-
July 31, 2015	$259,100	2035	$38,800	$	(38,800)	$	(3,100)	$-
July 31, 2016	$287,100	2036	$43,000		$(43,000)		$(4,200)	$-
July 31, 2017	$307,100	2037	$46,000		$(46,000)		$(3,000)	$-
April 30, 2018	$326,500	2038	$49,000		$(49,000)		$(3,000)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2018	2017
Income tax benefit at statutory rate	(15%)	(15%)
Deferred income tax valuation allowance	15%	15%
Reported tax rate	0%	0%

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

No shares of common stock were issued during the nine months ended April 30, 2018 or 2017.

There were 3,018,000 shares of common stock issued and outstanding at June 10, 2018.

6.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted there are no such subsequent events other than the following:

On May 8, 2018, five shareholders of the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell 2,800,000 shares of the Company’s Common Stock, representing approximately 92.97% of the outstanding shares of the Company’s Common Stock to Mr. Xin Dong, an individual.  The closing was completed June 11, 2018.  In accordance with the Purchase Agreement, all officers and directors of the Company resigned and three new directors designated by the Purchaser were appointed and took office as of June 11, 2018.

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the nine month period ending April 30, 2018. It also analyzes our financial condition at April 30, 2018, and compares it to our financial condition at July 31, 2017. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2017, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2018, including footnotes, which are included in this quarterly report.

Overview

The Company was incorporated in the State of Nevada on April 2, 2008 ("Inception"). Since Inception, we have engaged in activities to formulate and implement our business plan which is to develop photographic sharing and networking through its website PhotoAmigo.com

Ability to continue as a "going concern". The independent registered public accounting firm's reports on our financial statements as of July 31, 2017 and July 31, 2016 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

Liquidity and Capital Resources

As of April 30, 2018, we had a working capital deficit of $(40,334), comprised of $2,901 in cash and $43,235 of current liabilities.  This represents a decrease in the working capital of $18,654 from the working capital deficit balance of  $(21,680) reported as of July 31, 2017 which comprised cash of $1,928 and current liabilities, comprising current liabilities of $23,608.

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

Future Capital Expenditures

As of April 30, 2018, we have no plans or commitments to acquire capital assets.

Results of Operations – Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017.

Revenue

We recognized no revenue in the three months ended April 30, 2018 or 2017 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses decreased to $5,193 for the three months ended April 30, 2018, compared to $5,559 during the comparable period of 2017. During the three months ended April 30, 2018, website development costs increased $328, legal and accounting fees decreased by $1,306, and general and administrative expenses decreased by $360, while investor relations increased by $1,140, depreciation expenses decreased by $168. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the three months ended April 30, 2018, we recorded a net loss of $5,364 compared to a net loss for the corresponding period of 2017 of $5,638 or a decrease in losses of $274 due to the factors discussed above.

Results of Operations – Nine Months Ended April 30, 2018 Compared to the Nine Months Ended April 30, 2017.

Revenue

We recognized no revenue in the nine months ended April 30, 2018 or 2017.

Operating Expenses

Operating expenses increased to $18,756 for the nine months ended April 30, 2018, compared to $14,912 during the comparable period of 2017. During the nine months ended April 30, 2018, website development costs increased by $2,187, legal and accounting fees increased by $1,756, general and administrative expenses decreased $214, while investor relations increased by $283 compared to the nine months ended April 30, 2017 and depreciation decreased by $168. Consistent with our current need to conserve capital resources, we try to reduce our marketing expenses, and certain general and administrative expenses but do not always succeed. Substantially all of our operating expenses are incurred in connection with activities to meet current reporting requirements for a public company and there was no material change in the nature or extent of those activities.

Net Loss

For the nine months ended April 30, 2018, we recorded a net loss of $19,184 compared to a net loss for the corresponding period of 2017 of $15,051 or an increase in losses of $4,133 due to the factors discussed above.

Cash Flows – Nine Months Ended April 30, 2018 Compared to the Nine Months Ended April 30, 2017.

Operating Activities

During the nine months ended April 30, 2018 we used $16,727 in operating activities compared to the $16,476 used in the operations during the nine months ended April 30, 2017. During the nine months ended April 30, 2018, we recorded losses of $19,184, incurred non cash depreciation expense of $530 and accounts payable increased by $1,499. Additionally the increase in interest payable of $428 is from accrued rather than paid interest and is a non-cash using item. By comparison, during the nine months ended April 30, 2017, we recorded losses of $15,051, incurred non-cash depreciation of $698, and accounts payable decreased by $2,262 while accrued interest increased by $139.

Investing activities

During the nine months ended April 30, 2018 and April 30, 2017 we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

During the nine months ended April 30, 2018, four shareholders loaned the Company $17,700 to finance the Company's ongoing activities. The shareholders did not receive any equity for these loans and they are repayable by, the company. Accordingly, these funds have been accounted for as loans. For the period ending April 30, 2017 we received $18,280 from loans from four shareholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Financial Controls

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following paragraph describes a pending change of control for PhotoAmigo, Inc. as noted in the SEC Schedule 14F – 1 filing dated June 1, 2018:

CHANGE OF CONTROL; FUTURE DIRECTORS AND EXECUTIVE OFFICERS

Pursuant to the terms of the Purchase Agreement, in connection with the closing of the transactions contemplated by the Purchase Agreement and at least 10 days after the mailing of this Information Statement (the “New Board Effective Date”), the sole director and officer of the Company will resign and three new directors selected by the Purchaser will be appointed. As a result of the closing of the transaction contemplated by the Purchase Agreement, there will be a change of control of the Company. The Company’s Board of Directors will consist of the following persons as of the New Board Effective Date:

Name	Age	Position
Xin Dong	34	Chief Executive Officer and Director
Sheng-Yih Chang	47	Chief Financial Officer and Director
Xueying Song	34	Director

Xin Dong. Mr. Dong has served as the Executive Director and General Manager of Shanghai Huitong Health Management Company, a senior care and traditional health management company, in China since September 2017. From July 2016 through August 2017, Mr. Dong acted as the Vice President and General Manager of Shanghai Huicai Financial Information Service Co., Ltd., a financial service and small loan company, in China. Mr. Dong has also served as the General Manager of Shenzhen Maoli International Trading Co., Ltd., an international trading company in Shenzhen, China, from April 2012 through June 2016, and as a Project Manager and Market Representative at Nanjing Hongyuan Electronic Technology Company, an electronics manufacturing company, from July 2007 through March 2012. Mr. Dong holds a Masters in International Finance and Trade from Shanghai Jiaotong University and a degree in Computer Science from Jiangsu University.

Sheng-Yih Chang. Mr. Chang has served as the General Manager at Hartford Hangzhou Hotel, a commercial hotel in Hangzhou, China, since March 2018. Mr. Chang served as a Product Manager at Jowett Group, a textile manufacturing company in the USA, from November 2015 through September 2017, as an Operational Manager and General Manager at A-Concepts Designs, an interior designing company in the USA, from January 2004 through October 2015, as a General Manager at Long Arch International, a carving crafts supplier in the USA, from December 2000 through December 2003, as a Sales Manager at EZ Wholesale, a grocery wholesaler in the USA, from July 1998 through November 2000, and as a Technician at Richcom Computer Corporation, a computer service provider in China, from July 1996 through November 1997. Mr. Chang studied electrical engineering at the University of British Columbia and holds a Bachelor of Science in Electrical Engineering from California State University, Northridge.

Xueying Song. Mr. Song has served as the Vice President of Hangzhou Haofu Health Management Company, a medical device provider and health product manufacturer in China, since 2017. Mr. Song served as the Vice President of Financing Operations at China Fang Group Investment Company, an investment company focus on real estate development in China, from 2016 through 2017, as the Deputy Chief Executive Officer of China Fang Group Assets Corporation, an assets management company in China, from 2013 through 2016, as a Vice President at Suwu Futures Group Corporation, a company that focus on futures investment and management in China, from 2010 through 2013, as the Deputy Manager of the Asset Management Department at Hongye Futures Group Corporation, a futures investment and management company in China, from 2008 through 2010, as a Regional Director at Huatai Securities Co., Ltd., a security company in China, from 2006 through 2008, and as a Business Manager at Xintai Securities, a security company in China, from 2001 through 2006. Mr. Song holds a Bachelor of Science and Management Degree in Civil Engineering from Southeast University in China and a Law Degree from Nanjing University of Science and Technology.

All directors will hold office until the next annual meeting of the Company’s stockholders or until their successors have been elected and qualified or appointed, unless sooner displaced.

 Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the nine month period ended April 30, 2018 or 2017.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the nine month periods ended April 30, 2018 or 2017.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

a. Exhibits

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Xin Dong.
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang.
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Xin Dong.
32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang.
101      Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOAMIGO, INC.

/s/ Xin Dong
Dated: June 14, 2018	By: Xin Dong, Chief Executive Officer

PHOTOAMIGO, INC.

/s/ Sheng-Yih Chang
Dated: June 14, 2018	By: Sheng-Yih Chang, Chief Financial Officer