Form 10-K
period 2018-07-31
Hartford Great Health Corp.
filed 2018-11-14
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-164633

Hartford Great Health Corp.
(Exact name of registrant as specified in its charter)

California	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8832 Glendon Way, Rosemead, California	91770
(Address of principal executive offices)	(Zip Code)

(626) 321-1915
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒  No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At January 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $-0-.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,018,000 shares of common stock outstanding as of November 14, 2018.

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

PART I
ITEM 1.   BUSINESS.
General

Hartford Great Health Corp. ("the Company", “Hartford” "we", "us" or our") was incorporated in the State of Nevada on April 2, 2008 ("Inception) under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 20, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Overview

Up until August 2018, we provided social networking and photo sharing from the website PhotoAmigo.com.   We also maintained the domain names PhotoAmigo.net, fotoamigo.com and fotoamigo.net.  These domain names all redirect incoming traffic to our main website, PhotoAmigo.com.

In August 2018, the Company changed its future plans of operations. The following business plan is based on research and discussions between the board and third party suppliers and experts. Only preliminary activities relating to the following objectives have been undertaken and therefore, there is no assurance that any of the proposed activities set forth below will be started by the Company or if started will be successful.

Strategy

Hartford Great Health Corp, a US OTC publicly traded company, plans to establish a subsidiary company in Shanghai called, Hartford Health Management (Shanghai) Co., Ltd. The subsidiary will be located at 38/F, BM Tower, No. 218 Wu Song Road, Hongkou District, Shanghai, China.

The plan focuses on the development of the Sino-U.S. health industry in the following four areas:

A. Membership based program:

The company will develop an international membership-based program (International Anti-Aging Program) for middle to high-income Chinese members. Enrollment into the program will allow members to travel to the United States on a yearly basis for state-of-the-art stem cell treatments including stem cell extraction, storage, and injection from a collaborative of American biomedical stem cell experts. Members will receive stem cell treatments in the United States with a larger goal of enhancing immunity, youthfulness, and longevity. The initial estimated number of annual members is approximately 1800-2000 members.

B. Artificial Intelligence and Medical Equipment Sales:

The company will broker sales of cutting-edge artificial intelligence equipment (particularly robotics) to the United States to enhance the overall standard of personal health and the healthcare experience in the U.S. The company will also sell general health and wellness equipment to individual consumers in the United States with the overall goal of improving the personal healthcare experience of customers in the United States.

C. Mobile Lifestyle Management Platform:

The company will create an internet-based health consultation platform for Chinese and Chinese-American individuals. This online platform is designed to connect customers with health and wellness information curated by experts in the health consultation and wellness management fields. The online platform will keep customers informed about new wellness-related technologies and advances available to them through the company as well as about general health and wellness lifestyle advice catered towards Chinese-American audiences.

D. Integrated management of metabolic diseases:

The company plans to target three high-risk populations, individuals with: 1) hyperglycemia, 2) hypertension, and 3) hyperlipidemia. These three conditions are incredibly common amongst both Chinese and American populations; thus, the company plans to introduce an integrated approach to management and overall reduction of these three conditions using a unique combination of Western style supplements and over-the-counter products as well as traditional Chinese Meridian Acupoint Massage.
There can be no assurance following consummation of any of the business ventures will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management of the Company will pay all expenses incurred by the Company. Management does not expect any repayment for such paid expenses.

There is no assurance that the Company will ever be profitable.

 Competition

We believe there are only limited barriers to entry in our business. Current and future competitors may have more resources than we have.
 Health development is a highly competitive business. We will compete with numerous health organizations of which almost all of them have longer operating histories, better brand recognition and greater financial resources than we do. To successfully compete in our industry, we will need to:

●	Ensure that investments in our projects are affordable;

●	That our investment strategy is simple to understand; and

●	That we provide outstanding customer service and rigid integrity in our business dealings.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in sourcing properties with good development potential and affordable price. We are committed to work and communicate with our investors and sales consultants to identify their goals and needs which will make it easier to continually provide them with the best products and services.

Employees

At September 30, 2018, we had -0- employees, as our Chief Executive Officer no longer receives compensation for his services.

ITEM 1A.    RISK FACTORS

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Hartford Great Health Corp. uses the offices of its Chief Executive Officer, at 8832 Glendon Way, Rosemead, CA 91770, for its minimal office facility needs for no consideration.

ITEM 3.    LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended July 31, 2018 and 2017 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no market for Hartford Great Health Corp.'s common stock and there can be no assurance that a market will develop in the future. The Company has submitted a 15c211 application to the OTC Bulletin Board to have the Company's common stock quoted on the OTC Bulletin Board. Such application is currently pending.

Holders

As of November 13, 2018, a total of 3,018,000 shares of our common stock were outstanding and there were approximately 33 holders of record.

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

No unregistered securities were sold during the twelve months ended July 31, 2018, 2017, or 2016.

ITEM 6.    SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7.    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2018, and the results of operations for the years ended July 31, 2018, and 2017.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

We were incorporated in the State of Nevada on April 2, 2008.  Since inception, we have engaged in activities to formulate and implement our various business plans.

Ability to continue as a "going concern".

The independent registered public accounting firms' reports on our financial statements as of July 31, 2018 and 2017, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

1.
Between October 2018 to June 2019, company intends to sell approximately 97 million shares of HFUS common stock, value at $0.02 cents per share, in China, raising $1.94 million in capital. There is no assurance that any money will be raised.

2.
In November to December 2018, company will complete establishment of Hartford Great Health subsidiary branch in Hangzhou and Shanghai, China.  The subsidiary branches will be 100% owned by Hartford Great Health Corp.  The Company will launch Hangzhou and Shanghai marketing plans to promote the sales of US health products as well as artificial intelligence products related to health and wellness industry.  Although there is no assurance that this will be a successful venture, this project is expected to bring sales revenue of 3.6 million US dollars by the end of 2019.

3.	The company intends to raise 6 million US dollars by June 2019, and the funds will be used to invest and acquire 45% ownership of the Hartford Hotel to launch second phase construction of the hotel.

Liquidity and Capital Resources

As of July 31, 2018, we had working capital of $612 comprised of current assets of $1,444 and current liabilities of $832. This represents an increase of $ 1,112 in the working capital balance from the July 31, 2017 amount of $(500).  During the year-ended July 31, 2018 our working capital increased because we received more in financing activities than we used in operating activities.

We believe that our funding requirements for the next twelve months will be in excess of $25,000, and we plan to have our principle shareholder invest $30,000 to cover these requirements.  We also intend to try and raise capital through the sale of stock.

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

Equity and Capital Resources

We have incurred losses since inception of our business and, as of July 31, 2018, we had an accumulated deficit of $332,647 compared to $307,281 for the previous year end. To date, we have funded our operations through short-term debt and equity financing. During the year ended July 31, 2018 the Company received $47,128 of additional paid in capital from related parties.

We expect our expenses might increase during the foreseeable future as a result of increased operational expenses and the development of our business. However, we do not expect to start generating revenues from our operations for another six months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Future Capital Expenditures

As of and subsequent to July 31, 2018, we plan to establish a subsidiary company in Shanghai by end of 2018 and raise 6 million US Dollars to invest and acquire 45% ownership of Hartford Hotel to launch second phase construction of the hotel.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2018, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2018, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2018 Compared to Year Ended July 31, 2017

Revenue

We did not report any revenues from sales or services either during the year ended July 31, 2018 or 2017 as we have not commenced revenue generating activities.

Operating expenses

Operating expenses totaled $25,603 for the year ended July 31, 2018, compared to $19,615 for the comparable period in 2017, an increase of $5,988 or 31%. Of this increase $ 1,192 stems from website development.  We incur these website development expenses in connection with activities to develop our business.  We also incur professional fees in connection with the activities required to prepare disclosure documents.  Consistent with our current need to conserve capital resources, we have reduced our website development, marketing, and certain general and administrative expenses. Investor relations expenses increased by $2,878 during

2017 in connection with preparation of information to be included in our registration statement. Accounting and legal expenses increased $2,404 from 2017. Other general and administrative expenses decreased $84 while depreciation decreased $403.

Net loss

We reported a net loss of $25,366 or $ (0.01) per share for the year ended July 31, 2018, compared to a net loss of $19,852 or $ (0.01) per share for the year ended July 31, 2017, an increase of $5,514 due to the factors discussed above.

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

Revenue Recognition

Hartford Great Health Corp. recently commenced operations and has not yet generated revenues from operations. Revenues is expected to be derived principally from the sales of US health products as well as artificial intelligence products related to health and wellness industry in China. In accordance with established guidance, Hartford Great Health Corp. plans to recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the amount is reasonably assured. Certain insignificant amounts collected during the development, testing, and implementation phases are recorded as a recovery of development expense.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.  These financial instruments include cash, accounts payable and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes using the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Hartford Great Health Corp. provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Income (Loss) Per Share

We provide for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. During the twelve months ended July 31, 2018 and 2017, no potentially dilutive debt or equity instruments were issued or outstanding.

Impairment of Long Lived Assets

Hartford Great Health Corp. periodically reviews the carrying amount of long lived assets to determine whether current events or changes in circumstances warrant adjustments to such carrying amounts.  If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of our status as a Development Stage Entity as discussed above.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance and became effective for us beginning August 31, 2018. There is a five-step approach outlined in the standard. Entities are permitted to apply the new standard under the full retrospective method, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. The Company has not yet determined the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as updated. This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The new guidance will be effective beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company has not yet determined the impact of the adoption of this guidance on its consolidated financial statements.

Item 7A.  Quantative and Qualatative Disclosures About Market Risk

As a "smaller reporting Company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS

Haynie & Company
50 West Broadway, Ste. 600
Salt Lake City, Utah 84101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and
Stockholders of Hartford Great Health Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hartford Great Health Corp. (the Company) as of July 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has a net loss, negative cash flow from operations, and accumulated deficit. The factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company
Salt Lake City, Utah
November 14, 2018

We have served as the Company’s auditor since 2018.

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
P.O. Box 25442
SALT LAKE CITY, UTAH  84125-0442

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hartford Great Health Corp. (formerly PhotoAmigo, Inc.)
Rosemead, California

We have audited the accompanying balance sheet of Hartford Great Health Corp. (formerly PhotoAmigo, Inc.) as of July 31, 2017 and the related statements of operations, stockholders' equity and cash flows for the year then ended. Hartford Great Health Corp.’s (formerly PhotoAmigo, Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartford Great Health Corp. (formerly PhotoAmigo, Inc.) as of July 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
November 7, 2017

HARTFORD GREAT HEALTH CORP.
(Formerly Known As PhotoAmigo, Inc.)
BALANCE SHEETS

	July 31,2018	July 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$1,444	$1,928
Total current assets	1,444	1,928

Fixed Assets
Computer equipment	2,792	2,792
Accumulated depreciation	(2,792)	(2,262)
Net book value	0	530

Total assets	$1,444	$2,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$832	$2,191
Accrued Interest to stockholders	0	237
Advances from stockholders	0	21,180
Total current liabilities	832	23,608

Total liabilities	832	23,608

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	330,241	283,113
Accumulated (deficit)	(332,647)	(307,281)
Total stockholders' equity (deficit)	612	(21,150)

Total liabilities and stockholders' equity (deficit)	$1,444	$2,458

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.
(Formerly Known As PhotoAmigo, Inc.)

STATEMENTS OF OPERATIONS
for the years ended July 31, 2018 and 2017,

	Year	Year
	ended	ended
	July 31, 2018	July 31, 2017

Revenues	$-	$-

Operating expenses:
Website development	3,385	2,193
Legal and accounting fees	13,542	11,138
Investor relations	7,746	4,868
Other general and administrative	400	483
Depreciation Expense	530	933
Total operating expenses	25,603	19,615

Operating (loss)	(25,603)	(19,615)

Other income(expense):
Interest expense	237	(237)
Other income (expense) net	237	(237)

Net (loss)	$(25,366)	$(19,852)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.
(Formerly Known As PhotoAmigo, Inc.)

STATEMENTS OF CASH FLOWS
for the years ended July 31, 2018 and 2017,

	Twelve Months	Twelve Months
	ended	ended
	July 31, 2018	July 31, 2017
Cash flows from operating activities:
Net (loss)	$(25,366)	$(19,852)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Impairment
Depreciation	530	933
Stock issued for service
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(1,359)	(929)
Increase/(decrease) in accrued interest to stockholders	(237)	237
Increase/(decrease) in advances from officer
Net cash (used in) operating activities	(26,432)	(19,611)

Cash flows from investing activities:
Net cash (used in) investing activities

Cash flows from financing activities:
Capital contribution from stockholders	25,948	-
Loans from stockholders	-	21,180
Net cash provided by financing activities	25,948	21,180

Net increase (decrease) in cash and equivalents	(484)	1,569

Cash and equivalents at beginning of period	1,928	359

Cash and equivalents at end of period	$1,444	$1,928

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.
(Formerly Known As PhotoAmigo, Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the years ended July 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, July 31, 2016	3,018,000	$3,018	$283,113	$(287,429)	$(1,298)

Additional Paid in Capital

Net (loss) for the year	-	-		(19,852)	(19,852)

Balance, July 31, 2017	3,018,000	$3,018	$283,113	$(307,281)	$(21,150)

Additional Paid in Capital			47,128		47,128

Net (loss) for the year	-	-		(25,366)	(25,366)

Balance, July 31, 2018	3,018,000	$3,018	$330,241	$(332,647)	$612

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.
(Formerly Known As PhotoAmigo, Inc.)

Notes to Financial Statements
For the Years Ended July 31, 2018 and 2017

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

Organization

Hartford Great Health Corp. (the "Company" or "Hartford Great Health Corp.") was organized under the laws of the State of Nevada on April 2, 2008.  The Company has not yet realized revenues from its planned operations.  Its plan was to develop photographic sharing and networking through its website PhotoAmigo.com.  The Company has chosen July 31 as its fiscal year-end.  Under the current plan of operation, the Company intends to sell approximately 97 million shares of HFUS common stock, value at $0.02 cents per share, in China, raising $1.94 million in capital. Upon completion of subsidiary companies established in China, the Company will launch Hangzhou and Shanghai marketing plans to promote the sales of US health products as well as artificial intelligence products related to health and wellness industry.  The company intends to raise 6 million US dollars by June 2019, and the funds will be used to invest and acquire 45% ownership of the Hartford Hotel to launch second phase construction of the hotel.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. On July 31, 2018, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018 and 2017.  These financial instruments include cash, accounts payable, and advances from officers.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

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

Hartford Great Health Corp. periodically reviews the carrying amount of long lived assets to determine whether current events or changes in circumstances warrant adjustments to such carrying amounts.  If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Policies for Interest and Penalties

There is currently no interest or penalties in company policies.  Interest and penalties policy changes may be discussed and announced in the next board meeting.

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

Revenue Recognition

Hartford Great Health Corp. recently commenced operations and has not yet generated revenues from operations.  Revenues is expected to be derived principally from the sales of US health products as well as artificial intelligence products related to health and wellness industry in China.

In accordance with established guidance, Hartford Great Health Corp. plans to recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the amount is reasonably assured.  Certain insignificant amounts collected during the development, testing, and implementation phases are recorded as a recovery of development expense.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the twelve month periods ended July 31, 2018 or 2017.

Stock-based Compensation

Hartford Great Health Corp. has no stock compensation plan and has not made any grants since inception, and, accordingly, has not recognized any stock-based compensation expense.  Hartford Great Health Corp. plans to account for stock-based compensation in accordance with the fair value recognition provisions of US GAAP.  Stock based compensation will be measured at the grant date based upon the estimated fair value of the award and the expense will be recognized over the required employee service period.  The fair value of restricted stock grants will be estimated on the grant date based upon the fair value of the common stock.

Income (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.  Since inception, Hartford Great Health Corp. has not issued any potentially dilutive securities. During the twelve months ended July 31, 2018 and 2017, no potentially dilutive debt or equity instruments were issued or outstanding.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results operations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance and became effective for us beginning August 31, 2018. There is a five-step approach outlined in the standard. Entities are permitted to apply the new standard under the full retrospective method, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. The Company has not yet determined the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as updated. This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The new guidance will be effective beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company has not yet determined the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, Hartford Great Health Corp.'s operations has incurred losses since inception, resulting in an accumulated deficit of $332,647 as of July 31, 2018.  These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon several factors, including the availability of debt or equity funding upon terms and conditions acceptable to Hartford Great Health Corp., and ultimately achieving profitable operations.  Management believes that Hartford Great Health Corp.'s business plan provides it with an opportunity to continue as a going concern.  However, management cannot provide assurance that Hartford Great Health Corp. will meet its objectives and be able to continue in operation.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Hartford Great Health Corp. to continue as a going concern.

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

Issued and Outstanding    The total issued and outstanding common stock at July 31, 2018 is 3,018,000 common shares,

Additional Paid In Capital

During the twelve months ended July 31, 2018 and 2017, stockholders contributed $25,948 and $21,180, respectively.  These contributions were made to fund the Company's ongoing operations and were converted to additional paid in capital at the end of 2018 in the amount of $47,128.

NOTE 4.  INCOME TAXES

Hartford Great Health Corp.'s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL carry-forward	NOL expires	Estimated tax benefit from NOL and other tax benefits (20%)	Valuation allowance	Change in valuation allowance	Net tax asset

July 31, 2017	$307,280	2037	$61,000	$(61,000)	$(4,000)	$-
July 31, 2018	$332,647	2038	$66,000	$(66,000)	$(5,000)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2018	2017
Income tax benefit at statutory rate	(20%)	(20%)
Deferred income tax valuation allowance	20%	20%
Reported tax rate	0%	0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset. Other temporary differences and estimated permanent differences are considered immaterial.  Open tax years subject to examination by the IRS range from August 1, 2014 to the present.  The Company has no uncertain tax positions.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the twelve months ended July 31, 2018, the Company converted prior borrowings of $47,128 from four stockholders to additional paid in capital. The stockholders have not received any equity for these advances from stockholders which were previously expected to be repaid by the Company.  Under the terms of the arrangement, simple interest accrued on these advances at 2% annually but this was forgiven.  Principal and interest were due upon the sale of the company or upon demand.  Stockholders have forgiven $237 of accrued interest for the twelve months ended July 31, 2018 related to these advances.  At the year-end date of July 31, 2018 there were $-0- advances from the stockholders and consequently there was no accrued interest related to these advances.

Office space is provided to Hartford Great Health Corp. at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

During the twelve months ended July 31, 2018 and 2017, stockholders contributed $25,948 and $21,180, respectively.  These contributions were made to fund the Company's ongoing operations and have been credited to additional paid in capital.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855, "Subsequent Events", the Company has evaluated events subsequent to July 31, 2018 through the date of available issuance of these financial statements on November 14, 2018.  The three major events were a change of management, a change of majority shareholders, and a name change.

The Company plans to issue 96,982,000 common shares value at $0.02 cents per share, in China, raising approximately $1.94 million in capital. There is no assurance that any money will be raised.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. Based on this assessment, management believes that as of July 31, 2018, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our sole officer and director:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Xin Dong Los Angeles, CA	34	President, Chief Executive Officer and Director	2018
Sheng-Yih Chang Los Angeles, CA	46	Chief Financial Officer, Secretary and Director	2018
Xueying Song Los Angeles, CA	34	Director	2018

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each of Mr. Dong, Mr. Chang and Mr. Song:

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

Sheng Yih Chang. Mr. Chang has served as the General Manager at Hartford Hotel, a commercial hotel in Rosemead California since March 2018. Mr. Chang served as a Product Manager at Jowett Group, a textile manufacturing company in the USA, from November 2015 through September 2017, as an Operational Manager and General Manager at A-Concepts Designs, a houseware supplier company in the USA, from January 2004 through October 2015, as a General Manager at Long Arch International, a carving crafts supplier in the USA, from December 2000 through December 2003, as a Sales Manager at EZ Wholesale, a general merchandise wholesaler in the USA, from July 1998 through November 2000, and as a technician at Richcom Computer Corporation, a computer service provider in China, from July 1996 through November 1997. Mr. Chang studied electrical engineering at the University of British Columbia and holds a Bachelor of Science in Electrical Engineering from California State University, Northridge.

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

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

The Board consists of three members, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

ITEM 11. EXECUTIVE COMPENSATION

No officer or director has received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.  There is no current compensation to the executive officers planned for the next three years.  Such compensations will be brought to discussion in next board meeting.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of July 31, 2018.

Anticipated Officer and Director Remuneration

The Company has not to date paid any compensation to any officer or director nor is any compensation owned to any officer or director as of date hereto. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we may adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.
Section 16(a) Beneficial Ownership Reporting Compliance

We are not registered under the Securities Exchange Act of 1934, as amended, and are not subject to the reporting requirements of Section 16(a).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 14, 2018, there are a total of 3,018,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	Number	(%)
Xin Dong, CEO/President/Director 8832 Glendon Way Rosemead, CA 91770	2,400,000	79.5%

Sheng-Yih Chang, CFO/Secretary/Director	200,000	6.6%
8832 Glendon Way Rosemead, CA 91770

Xueying Song, Director	200,000	6.6%
8832 Glendon Way Rosemead, CA 91770

Total Officers and Directors (3)	2,800,000	92.7%
____________________
Changes in Control

Effective June 11, 2018 Xin Dong became the President/CEO/Director, Sheng-Yih Chang became the Secretary/CFO/Director, and Xueying song became the Director of Hartford Great Health Corp. replacing Robert Heckes.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the twelve months ended July 31, 2018, the Company converted $47,128 from four stockholders from advances from stockholders to additional paid in capital. The stockholders have not received any equity for these advances from stockholders which are expected to be repaid by the Company.  Under the terms of the arrangement, simple interest accrues on these advances at 2% annually.  Principal and interest are due upon the sale of the company or upon demand.  The stockholders have forgiven $237 of accrued interest for the twelve months ended July 31, 2018 related to these advances.

Office space is provided to Hartford Great Health Corp. at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

During the twelve months ended July 31, 2018 and 2017, stockholders contributed $25,948 and $21,180, respectively.  These contributions were made to fund the Company's ongoing operations and have been credited to additional paid in capital.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Haynie & Company and Pritchett, Siler, and Hardy P.C. in the last two years ended July 31, 2018:

	2018	2017
Audit Fees	$9,900	$9,000
Audit Related Fees	3,642	2,138
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$13,542	$11,138

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

PART IV

ITEM 15.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Xin Dong.
31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang
32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Xin Dong and Sheng-Yih Chang
101  Interactive Data Files

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: November 14, 2018	By:	/s/ Xin Dong
Xin Dong Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xin Dong	Chief Executive Officer, President, Dir.	November 14, 2018
Xin Dong	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	November 14, 2018
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Xueying Song	Director	November 14, 2018
Xueying Song