Form 10-Q
period 2018-10-31
Hartford Great Health Corp.
filed 2018-12-21
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2018

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

Registrant's telephone number including area code: (626)321-1915

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,108,000 shares of common stock outstanding as of December 21, 2018.

HARTFORD GREAT HEALTH CORP.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31, 2018	July 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$26,768	$1,444
Total current assets	26,768	1,444

Property and Equipment
Office equipment	-	2,792
Less - Accumulated depreciation	-	(2,792)
Total Property and Equipment	0	0
Total assets	$26,768	$1,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,335	$832
Loan from related party	30,000	-
Total current liabilities	31,335	832

Total liabilities	31,335	832

Commitments and contingencies (Notes 2 and 4)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
3,018,000 shares issued and outstanding	3,018	3,018
Additional paid-in capital	328,811	330,241
Accumulated (Deficit)	(336,396)	(332,647)
Total stockholders' deficit	(4,567)	612
Total liabilities and stockholders' deficit	$26,768	$1,444

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	ended	ended
	October 31, 2018	October 31, 2017

Revenues	$-	$-

Operating expenses:
Website development		177
Legal and accounting fees	935	788
Investor relations	2,783	300
Other general and administrative	31	77
Depreciation Expense		235
Total operating expenses	3,749	1,577

Operating (loss)	(3,749)	(1,577)

Other income(expense):
Interest expense		(106)
Other income (expense) net		(106)

Net (loss)	$(3,749)	$(1,683)

Net (loss) per common share:
Basic and Diluted *	$-	$-

Weighted average shares outstanding:
Basic and Diluted	3,018,000	3,018,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months	Three Months
	ended	ended
	October 31, 2018	October 31, 2017
Cash flows from operating activities:
Net (loss)	$(3,749)	$(1,683)
Adjustments to reconcile net (loss) to net cash
used by operating activities:

Depreciation	-	235

Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	502	(572)
Increase/(decrease) in interest payable		106
Net cash (used in) operating activities	(3,247)	(1,914)

Cash flows from financing activities:
Loans from shareholders	30,000	2,700
Return of capital	(1,429)
Net cash provided by financing activities	28,571	2,700

Net increase (decrease) in cash and equivalents	25,324	786

Cash and equivalents at beginning of period	1,444	1,928

Cash and equivalents at end of period	$26,768	$2,714

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended October 31, 2018 and 2017
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hartford Great Health Corp. ("the Company" formerly "PhotoAmigo, Inc." organized under the laws of Nevada on April 2, 2008) is now certified and complies with the requirements of California law effective on September 6, 2018, for the purpose of qualifying to transact intrastate business in the State of California.  It plans to develop the Sino-US Health industry. In January 2019, the two subsidiaries in Hangzhou and Shanghai, China, will start marketing programs to promote the sales of US health products as well as artificial intelligence products related to the health and wellness industry.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of October 31, 2018, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended October 31, 2018 and 2017, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Income Taxes: The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Revenue Recognition: Hartford Great Health Corp. has not commenced operations and has not yet generated any revenues from operations. The Company plans to launch Hangzhou and Shanghai marketing programs to promote the sales of US health products as well as artificial intelligence products related to health and wellness industry.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three month periods ended October 31, 2018 or 2017.

Recent Accounting Pronouncements: The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

2.   Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $336,396 as of October 31, 2018. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

During the three months ended October 31, 2018, the Company borrowed $30,000 from a potential investor to fund the Company's ongoing activities. It is an indefinite short-term loan with no interest.  The potential investor has not received any equity for this loan and this loan is repayable by the Company. During the first three months of 2017, the company borrowed $2,700 from two shareholders: $2,500 from one and $200 from the other shareholder. During the same time frame in 2017 the Company accrued an interest expense of $106 for the three months of 2017. During the first quarter of 2018 the company also refunded $1,429 of the additional paid in capital to the former CFO.

Office space is provided to Hartford Great Health Corp. at no additional cost by the executive officers. No provision for these costs has been included in these financial statements as the amounts are not material.

4.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of preferred stock have been issued or outstanding since Inception (April 2, 2008).

Common Stock

The Company is authorized to issue 100,000,000 shares or common stock with a par value of $0.001 per share.

No shares of common stock were issued during the three months ended October 31, 2018 or 2017.
5.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted that the Company will apply to issue an additional two hundred million shares of common stock to raise more capital to support the operations of the subsidiaries in Hangzhou and Shanghai, China; though these shares have not yet been authorized.

The Hangzhou subsidiary received their business license from the Chinese Business Administrative Authority on October 22, 2018.  The office space is currently being setup. This subsidiary will not commence operations until January of 2019.  The Shanghai subsidiary has also not commenced operations as the business license is being processed.

The company issued an additional 96,090,000 shares of common stock on December 11th, 2018.  The shares were issued as subscription stock purchases to raise $1,921,800 in capital. There were 99,108,000 shares of common stock outstanding as of December 21, 2018.

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

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month period ending October 31, 2018. It also analyzes our financial condition at October 31, 2018 and compares it to our financial condition at July 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2018, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2018, including footnotes, which are included in this quarterly report.

Overview
Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a "going concern". The independent registered public accounting firms' reports on our financial statements as of July 31, 2018 and July 31, 2017 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation
As of December 21, 2018, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

On October 22, 2018, the company received the business license for the Hartford Great Health subsidiary branch in Hangzhou, China.  The second subsidiary branch in Shanghai is expected to receive their business license by the end of 2018. The subsidiary branches are 100% owned by Hartford Great Health Corp.  The Company will launch Hangzhou and Shanghai marketing plans to promote the sales of US health products as well as artificial intelligence products related to health and wellness industry.  Although there is no assurance that this will be a successful venture, this project is expected to bring sales revenue of 3.6 million US dollars by the end of 2019.

The company intends to raise 6 million US dollars by June 2019, and the funds will be used to invest and acquire 45% ownership of the Hartford Hotel to launch second phase construction of the hotel.

Results of Operations – Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017.

Revenue

We recognized no revenue in the three months ended October 31, 2018 or 2017 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses increased to $3,749 for the three months ended October 31, 2018, compared to $1,577 during the comparable period of 2017. During the three months ended October 31, 2018, website development costs decreased $177, legal and accounting fees increased by $147 and general and administrative expenses decreased by $46, while investor relations increased by $2,483, depreciation expenses decreased by $235.

Net Loss

For the three months ended October 31, 2018, we recorded a net loss of $3,749 compared to a net loss for the corresponding period of 2017 of $1,683 or an increase in losses of $2,066 due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2018, we had a working capital deficit of $4,567 comprised of current assets of $26,768 and current liabilities of $31,335. This represents a decrease of $5,179 in the working capital balance from the July 31, 2018 amount of $612.  During the year-ended July 31, 2018 our working capital decreased because we received a loan from a shareholder to fund operating activities.

We believe that our funding requirements for the next twelve months will be in excess of $25,000, This amount is covered with the loan received during the first quarter of 2019.   In November of 2018, we successfully signed subscription stock purchase agreements with 15 investors.  Three of the investors have received their certificates and have paid for their shares.  The other 12 have requested to see their certificates before payment is issued and as these 12 investors are Chinese citizens, time is required to send certificates.  Once these 12 investors have seen their certificates, they will submit payment for their subscription stock shares. We expect that these payments will all be collected on or before January 15, 2019.

We will seek additional financing in the form of debt or equity.  There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock.  Any sales of our securities would dilute the ownership of our existing investors.

We have incurred losses since inception of our business and, as of October 31, 2018, we had an accumulated deficit of $336,396 compared to $332,647 for the previous year end. To date, we have funded our operations through short-term debt and equity financing.

We expect our expenses will increase during the foreseeable future as a result of increased operational expenses and the development of our business. However, we do not expect to start generating revenues from our operations for another six months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we have secured some commitments for additional capital.

Cash Flows – Three Months Ended October 31, 2018 Compared to the Three Months Ended October 30, 2017

Operating Activities

During the three months ended October 31, 2018 we used $3,247 in operating activities compared to the $1,914 used in the operations during the three months ended October 31, 2017. During the three months ended October 31, 2018, we recorded losses of $3,749 and accounts payable increased by $503. By comparison, during the three months ended October 31, 2017, we recorded losses of $1,683, incurred non-cash depreciation of $235, and accounts payable decreased by $572 while accrued interest increased by $106.

Investing activities

During the three months ended October 31, 2018 and October 31, 2017 we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

During the three months ended October 31, 2018, one potential investor loaned the Company $30,000 to finance the Company's ongoing activities. The potential investor did not receive any equity for this loan and they are repayable by, the company. Accordingly, these funds have been accounted for as loans. For the period ending October 31, 2017 we received $2,700 from loans from two shareholders. The company refunded to the former CFO $ 1,429 the during first quarter of 2019 which ending October 31, 2018.

Financing activities

During the three months ended October 31, 2018, one potential investor loaned the Company $30,000 to finance the Company's ongoing activities. The potential investor did not receive any equity for this loan and they are repayable by, the company. Accordingly, these funds have been accounted for as loans. For the period ending October 31, 2017 we received $2,700 from loans from two shareholders. The company refunded to the former CFO $ 1,429 the during first quarter of 2019 which ending October 31, 2018.

Future Capital Expenditures

As of and subsequent to October 31, 2018, we have received the business license for the subsidiary company in Hangzhou, China.  We are in the process of obtaining the business license for the second subsidiary company in Shanghai, China. Through the sale of stock and revenue generated after operations have commenced, we intend to raise 6 million US Dollars to invest and acquire 45% ownership of Hartford Hotel to launch second phase construction of the hotel.

As part of the membership based International Anti-Aging Program, Chinese members will require lodging upon arrival to the United States.  The Company plans to designate Hartford Hotel as the preferred property for member accommodations. Thus, the hotel will be an integral part of the International Anti-Aging Program which of itself will be a source of revenue.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2018, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2018, we have no material contractual commitments.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. There have been no changes in our critical accounting policies since our most recent audit dated July 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the three month period ended October 31, 2018, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three-month period ended October 31, 2018 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial conditions.  Nor to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the three-month period ended October 31, 2018.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three month periods ended October 31, 2018 or 2017.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the "Shares") to 15 individuals, including 800,000 shares to its CFO and Director, Mr. Sheng-Yih Chang.  The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements. As of December 20, 2018, $616,000 has been collected and $1,305,800 has been recorded as Subscription Receivables. All such receivables are expected to be paid on or before January 15, 2019. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended.  The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers.

Item 6. Exhibits.

a. Exhibits

31.1                     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Xin Dong
31.1                     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang
32.1                     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Xin Dong and Sheng-Yih Chang
101                       Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: December 21, 2018	By:	/s/ Xin Dong
Xin Dong Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xin Dong	Chief Executive Officer, President, Dir.	December 21, 2018
Xin Dong	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	December 21, 2018
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Xueying Song	Director	December 21, 2018
Xueying Song