Form 10-Q
period 2019-01-31
Hartford Great Health Corp.
filed 2019-03-18
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,108,000 shares of common stock outstanding as of March 18, 2019.

Index

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of January 31, 2019 and July 31, 2018	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) (unaudited) for the three month and six month periods ended January 31, 2019 and 2018	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended January 31, 2019 and 2018	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

HARTFORD GREAT HEALTH CORP.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31, 2019	July 31, 2018
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$93,371	$1,444
Current loan receivable	300,000	-
Prepaid and other current assets	49,368	-
Total current assets	442,739	1,444
Non-Current Assets
Property and equipment - net	4,223	-
Other assets	12,303	-
Total Non-current Assets	16,526	-
TOTAL ASSETS	$459,265	$1,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,672	$832
Total current liabilities	1,672	832
TOTAL LIABILITIES	1,672	832

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares, authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 99,108,000 and 3,018,000 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	99,108	3,018
Receivables from sale of stock	(1,305,800)	-
Additional paid-in capital	2,154,521	330,241
Accumulated deficit	(491,583)	(332,647)
Accumulated other comprehensive Income	1,347	-
Total Stockholders' equity	457,593	612
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$459,265	$1,444

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months ended		Six Months ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	56,060	11,987	59,809	13,563
Total operating expenses	56,060	11,987	59,809	13,563
Operating loss	(56,060)	(11,987)	(59,809)	(13,563)
Other income (expense)
Interest expense	-	(150)	-	(257)
Other Expense	(99,127)	-	(99,127)	-
Other expense, net	(99,127)	(150)	(99,127)	(257)
Loss before income taxes	(155,187)	(12,137)	(158,936)	(13,820)
Income tax expense	-	-	-	-
Net loss	(155,187)	(12,137)	(158,936)	(13,820)

Other comprehensive income (loss)
Foreign currency translation adjustments	1,347	-	1,347	-
Total other comprehensive income	1,347	-	1,347	-

Total comprehensive loss	$(153,840)	$(12,137)	$(157,589)	$(13,820)

Loss per share:
Basic and diluted	$(0.00)	$-	$(0.01)	$-
Weighted average shares outstanding:
Basic and diluted	45,840,717	3,018,000	24,429,359	3,018,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
	Six Months ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(158,936)	$(13,820)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	84	470
Amortization of deferred organization cost	99,127	-
Changes in operating assets and liabilities:
Prepaid and other current assets	(21,869)	-
Accounts payable	815	(124)
Net cash used in operating activities	(80,779)	(13,474)

Cash flows from investing activities:
Cash proceeds from asset acquisition	154	-
Cash consideration paid for asset acquisition	(141,619)	-
Payment made on loan receivable	(300,000)	-
Net cash used in investing activities	(441,465)	-

Cash flows from financing activities:
Proceeds from issuances of common stock	616,000	-
Proceed from borrowing	30,000
Repayment of borrowing	(30,000)
Return on capital	(1,430)	-
Loans from shareholders	-	12,663
Net cash provided by financing activities	614,570	12,663

Effect of exchange rate changes on cash	(399)	-

Net increase (decrease) in cash and equivalents	91,927	(811)

Cash and equivalents at beginning of period	1,444	1,928

Cash and equivalents at end of period	$93,371	$1,117

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hartford Great Health Corp. ("the Company" formerly "PhotoAmigo, Inc." organized under the laws of Nevada on April 2, 2008 ) is now certified and complies with the requirements of California law effective on September 6, 2018, for the purpose of qualifying to transact intrastate business in the State of California. It plans to engage in the Sino-US Health industry.  In January 2019, a newly acquired subsidiary located in Hangzhou, China, began preliminary planning to start its marketing programs to promote the sales of United States health products as well as artificial intelligence products related to health and wellness industry. As of January 31, 2019, no revenue has been generated by the Company.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2019, results of operations, changes in stockholders' equity (deficit) and cash flows for the periods presented, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Foreign Currency: The accounts of the Company’s foreign subsidiary is translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiary whose functional currency is not U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss): For the three and six months ended January 31, 2019, the Company included its foreign currency translation gain or loss as part of its statements of operation and comprehensive income (loss).

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents, current loan receivable, and accounts payable. The carrying amounts of cash and cash equivalents, current loan receivable, and accounts payable approximate fair value because of their short-term maturities.

Cash and Cash Equivalents: The majority of cash is maintained with a major financial institution in the United States.   Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loan Receivable: Due to the limited operation activities since business commence date, as of January 31, 2019, the Company has zero accounts receivable balance but has $300,000 short term loan receivables. The Company will evaluate the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected.

Property and Equipment:  Property and equipment are stated at cost. Depreciation of furniture and fixtures, office and computer equipment, computer software, equipment, and vehicles is based on their estimated useful lives and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

Business Combinations: If an acquired set of activities and assets is capable of being operated as a business consisting of inputs and processes from the viewpoint of a market participant, the assets acquired, and liabilities assumed are a business. Business combinations are accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on discounted cash flow analyses or other valuation techniques. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed or may complete some or all of the valuations internally. In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. Acquisition-related costs that the Company incurs to affect a business combination are expensed in the periods in which the costs are incurred. When the operations of the acquired businesses were not material to the Company’s condensed consolidated financial statements, no pro forma presentations were disclosed.

Income Taxes: The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a full valuation allowance to reduce deferred tax assets to zero that is believed more likely than not to be realized.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. A company may select between one of three scenarios to determine a reasonable estimate for certain income tax effects arising from the Tax Reform Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed.

The Company has been in loss position for years, zero balances of tax provisions, deferred tax assets and liabilities as of the reporting periods ended. The tax reforms have no significant impacts on the Company.

Revenue Recognition: The Company has not commenced their normal operations and has not yet generated revenues resulted. The Company plans to launch Hangzhou and Shanghai marketing programs to promote the sales of US health products as well as artificial intelligence products related to health and wellness industry.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three and six months ended January 31, 2019 or 2018.

Recent Accounting Pronouncements:

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) , to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company has completed its evaluation of the impact of ASU No. 2018-02 and determined that there are no “stranded” tax effects in accumulated other comprehensive income to be reclassified.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company does not expect that the adoption of ASU No. 2016-13 will have a material impact on its financial position, results of operations and liquidity.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU No. 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method. In July 2018, the FASB further amended ASU No. 2016-02 and the Company will elect the transition provision permitting it to record existing operating leases on the Consolidated Balance Sheet without adjusting comparative periods. Further, the Company intends to elect the package of practical expedients allowing it to not reassess prior conclusions related to expired or existing contracts that are or that contain leases, lease classification and the accounting for initial direct costs. These practical expedients must be elected as a package and applied consistently. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. The Company does not expect that the adoption of ASU No. 2016-02 will have a material impact on its financial position, results of operations and liquidity.

2.   Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $491,583 as of January 31, 2019. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon several factors, including the availability of debt or equity funding upon terms and conditions acceptable to the Company and ultimately achieving profitable operations. Management cannot provide assurance that the Company will meet its objectives and be able to continue in operation.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Loan Receivable

The Company loaned $300,000 to a third party, Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan is six months, started from December 28, 2018 and expires on June 27, 2019.

4.  Commitments and Contingencies

The Company took over an operating office lease agreement with its newly acquired Hangzhou subsidiary. For the three and six months ended January 31, 2019, the rent expense was $26,878. As of January 31, 2019, future minimum lease payments under the operating leases are $110,276 per year, the expiration date is October 6, 2023.
The Company entered an agreement with the Company’s legal counselor. There is a monthly retainer of $2,500 for the legal consultant’s service.

5.  Related Party Transactions

During the six months ended January 31, 2019, the Company borrowed $30,000 from a potential investor to fund the Company's ongoing activities. It was an indefinite short-term loan with no interest bearing. The potential investor has not received any equity for this loan and this loan is paid back by the Company in the following quarter.

During the six months ended January 31, 2019, the Company refunded $1,429 of the additional paid in capital to the former CFO.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. $416,000 was received in December 2018, $648,800 was subsequently received in February 2019, and the remaining $16,000 is expected to be collected on or before April 30, 2019.

During the six months ended January 31, 2019, the Company advanced $44,774 to Hartford Great Health Management (Shanghai), Ltd., an entity was subsequently acquired by the company in February 2019. The advancement bears no interest.

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

Office space of headquarter is provided to the Company at no cost by the executive officers. No provision for these costs has been included in these financial statements as the amounts are not material.

6.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued and outstanding as of January 31, 2019.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001. 96,090,000 and 0 shares of common stock were issued during the six months ended January 31, 2019 and 2018, respectively. 96,090,000 shares of common stock were issued at $0.02 per share. As of January 31, 2019, total proceeds of $616,000 have been received and $1,305,800 are pending to be collected.

7. Asset Acquisition

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”), an entity located at Hangzhou, China, who engages in the Sino-US Health industry. The operation results of the acquired subsidiary are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s identifiable assets acquired based on their fair value at the acquisition date. No business inputs, process and workforce have been acquired through the transaction. The Company accounted the transaction in accordance with the Asset Acquisitions guidance, a subsection of FASB ASC 805, Business Combinations. The related transaction costs were immaterial.

The calculation of purchase price and purchase price allocation is as following:

Identifiable Assets Acquired
Cash and cash equivalents	$154
Other current assets	26,239
Property and Equipment, net	4,199
Rent deposit	11,984
Deferred Start-up cost, noncurrent	99,043
Total consideration	$141,619

Right after the transaction was consummated, the Company fully expensed the deferred start-up cost in accordance with US GAAP.

8.    Subsequent Events

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted below subsequent events to be disclosed.

In correspondence with the stock issuance in December 2018, the Company subsequently collected $648,800 from one investor in February 2019. As of the filing date, $657,000 receivable from sales of stock is to be collected.

On February 5, 2019, the $300,000 loan receivable has been subsequently repaid by Hong Kong Hong Tai Int’l Trade Limited and another $200,000 has been borrowed to the same party on March 4, 2019 with six percent annum.

On February 27, 2019, the Company acquired 100% of the equity of Hartford Great Health Management (Shanghai), Ltd., a Shanghai corporation, from a non-related party, for $135,743.

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

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three and six months ended January 31, 2019. It also analyzes our financial condition at January 31, 2019 and compares it to our financial condition at July 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2018, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2019, including footnotes, which are included in this quarterly report.

Overview

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a "going concern". The independent registered public accounting firms' reports on our financial statements as of July 31, 2018 and July 31, 2017 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of January 31, 2019, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. As of the reporting date, $1,264,800 out of $1,921,800 has been received.

During the six months ended January 31, 2019, the Company acquired a subsidiary, Hangzhou Hartford Comprehensive Health Management, Ltd. (“HZHF”). The subsidiary received its business license as of January 31, 2019. Starting April 2019, HZHF intends to carry out its business plan of importing US health supplements to sell in China. HZHF will be working with high-income Chinese clientele to facilitate their travel to the US for stem cell beauty treatments. HZHF will also plan to engage in marketing and selling of China’s famous Longjing Tea under its own branding through investing RMB600,000 in exchange for 60% equity of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd.

In February 2019, the Company acquired another entity in Shanghai and targets to invest RMB4,000,000 to purchase 80% of equity of Shanghai Hao Fu International Education, a company which focuses on constructing early childhood educational development centers with a goal of developing a chain of early childhood educational centers. Another facet of the company is to develop a “one-on-one” online tutoring service program.

 The Company will launch Hangzhou and Shanghai marketing plans to market and sell health products, artificial intelligence products related to health and wellness industry, as well as early childhood educational development programs.  Considering China's strict foreign investment policy and the ongoing US-China trade negotiation, although there is no assurance that this will be a successful venture, the Company expects to generate revenue of $2.8 million by the end of 2019.

The Company intends to raise $6 million US dollars by September 2019, and the funds will be used to invest and acquire 45% ownership of the Hartford Hotel to launch second phase construction of the hotel.

Results of Operations

Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

Revenue

We recognized $0 revenue in the three months ended January 31, 2019 or 2018 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses increased to $ 56,060 for the three months ended January 31, 2019, compared to $ 11,987 for the corresponding period of 2018. The increase of operating expense was mainly resulted from the general and administrative expenses, amount of $33,412, are incurred by HZHF, the newly acquired entity for business development.  During the three months ended January 31, 2019, website development costs decreased $ 2,448, legal and accounting fees increased by $10,643, general and administrative expenses increased by $34,079, investor relations increased by $2,032, while depreciation expenses decreased by $235.

Other Income (Expense)

Other expense increased to $99,127 for the three months ended January 31, 2019, compared to $150 of interest expense for the corresponding period of 2018. The increase of other expense was mainly resulted from the accelerated amortization of the deferred start-up cost which was acquired through HZHF acquisition. In accordance with US GAAP, essentially start-up cost should be expensed as incurred.

Net Loss

For the three months ended January 31, 2019, we recorded a net loss of $155,187 compared to a net loss for the corresponding period of 2018 of $12,137 or an increase in losses of $143,050 due to the factors discussed above.

Six Months Ended January 31, 2019 Compared to Six Months Ended January 31, 2018

Revenue

We recognized $0 revenue in the six months ended January 31, 2019 or 2018 as our limited operations have not generated revenue yet.

Operating Expenses

Operating expenses increased to $59,809 for the six months ended January 31, 2019, compared to $13,563 during the comparable period of 2018. The increase of operating expense was mainly resulted from the general and administrative expenses, amount of $33,412, are incurred by HZHF, the newly acquired entity for business development. During the six months ended January 31, 2019, website development costs decreased $2,625, legal and accounting fees increased by $10,791, general and administrative expenses increased by $34,033, investor relations increased by $4,515, while depreciation expenses decreased by $470.

Other Income (Expense)

Other expense increased to $99,127 for the six months ended January 31, 2019, compared to $257 of interest expense for the corresponding period of 2018. The increase of other expense was mainly resulted from the accelerated amortization of the deferred start-up cost which was acquired through HZHF acquisition. In accordance with US GAAP, essentially start-up cost should be expensed as incurred.

Net Loss
For the six months ended January 31, 2019, we recorded a net loss of $158,936 compared to a net loss for the corresponding period of 2018 of $13,820 or an increase in losses of $145,116 due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2019, we had a working capital of $441,067 comprised of current assets of $442,739 and current liabilities of $1,672. This represents an increase of $ 440,455 in the working capital balance from the July 31, 2018 amount of $612.  The increase of working capital balances was mainly resulted from the proceeds of stock issuance during the six months ended January 31, 2019.

We believe that our funding requirements for the next twelve months will be in excess of $100,000, this amount is covered with the proceeds from stock issuance during the six months ended January 31, 2019.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the "Shares") to 15 individuals.  The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements. As of January 31, 2019, $616,000 has been collected and $1,305,800 has been recorded as Receivables from sale of stock. Subsequent to January 31, 2019, another $648,800 has been collected in February 2019. Due to the strict monitoring of China’s foreign exchange investment policy, funds are not able to be transferred directly to HFUS. As a result, the remaining receivable of $657,000 will be collected in RMB from the other 11 investors. We expect that these payments will all be collected on or before April 30, 2019. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended.  The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers.

We have incurred losses since inception of our business and, as of January 31, 2019, we had an accumulated deficit of $491,583 compared to $332,647 for the previous year end. To date, we have funded our operations through short-term debt and equity financing.

We need capital resources to implement and expand our business plans. We expect our expenses will increase during the foreseeable future as a result of increased operational expenses and the development of our business. Starting April 2019, as our HZHF will start operations and marketing plans, we expect to generate revenues from our Hangzhou subsidiary.  However, as we are in developing stage, the generated revenue is not expected to be sufficient to cover our development needs. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we have secured some commitments for additional capital.

 We will seek additional financing in the form of debt or equity.  There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock.  Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Six Months Ended January 31, 2019 Compared to Six Months Ended January 31, 2018

Operating Activities

During the six months ended January 31, 2019, $80,779 used in operating activities compared to $13,474 used in the operations during the six months ended January 31, 2018. During the six months ended January 31, 2019, we recorded losses of $158,936, incurred noncash depreciation of $84 and amortization expense of $99,127 resulted from the accelerated amortization of deferred start-up cost at HZHF, prepaid and other current assets increased by $21,869, and accounts payable increased by $815. By comparison, during the six months ended January 31, 2018, we recorded losses of $13,820, incurred non cash depreciation of $470 and accounts payable decreased by $124.

Investing activities

Cash used in investing activities was $441,465 for the six months ended January 31, 2019 as compared to $0 for the corresponding period in 2018. During the six months ended January 31, 2019, we acquired HZHF for $141,619, the cash proceeds from the acquisition of $154 and we loaned $300,000 to a third-party company at Hong Kong with annual interest rate of six percent, the loan is expired on June 27, 2019. During the six months ended January 31, 2018, we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

Cash provided by financing activities was $614,570 for the six months ended January 31, 2019 as compared to $12,663 for the six months ended January 31, 2018. The cash flows provided by financing activities for the six months ended January 31, 2019 was primarily attributable to sales of stock shares with proceeds of $616,000 received and the Company refunded to the former CFO $1,430. During the six months ended January 31, 2018, four shareholders loaned the Company $12,663 to finance the Company's ongoing activities. The shareholders did not receive any equity for these loans and they are repayable by the Company. Accordingly, these funds have been accounted for as loans.

Future Capital Expenditures

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

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2019, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2019, except the commitments disclosed in Note 4 of the footnotes to our unaudited financial statements above, we have no other material contractual commitments.

 Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. Several new relevant accounting policies have been added since our most recent audit dated July 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2019, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the six months ended January 31, 2019, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the six months ended January 31, 2019 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial conditions.  Nor to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the "Shares") to 15 individuals. The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements. As of January 31, 2019, $616,000 has been collected and $1,305,800 has been recorded as Subscription Receivables. Subsequent to January 31, 2019, another $648,800 has been collected in February 2019. The remaining $657,000 are expected to be paid on or before April 30, 2019. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended.  The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the six months ended January 31, 2019 or 2018.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

Not applicable to our Company.

Item 6. Exhibits.

a. Exhibits
31.1                     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lianyue Song
31.1                     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang
32.1                     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lianyue Song and Sheng-Yih Chang
101                       Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: March 18, 2019	By:	/s/ LIANYUE SONG
Lianyue Song Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lianyue Song	Chief Executive Officer, President, Dir.	March 18, 2019
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	March 18, 2019
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Xueying Song	Director	March 18, 2019
Xueying Song

/s/ Yuan Lu	Director	March 18, 2019
Yuan Lu

/s/ Xin Dong	Director	March 18, 2019
Xin Dong