Form 10-Q
period 2019-04-30
Hartford Great Health Corp.
filed 2019-06-19
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]  No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [_] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 par value	HFUS	OTC Markets Group

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,108,000 shares of common stock outstanding as of June 19, 2019.

HARTFORD GREAT HEALTH CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2019	July 31, 2018
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$251,558	$1,444
Accounts and other receivables	208,183	—
Loan receivable	303,018	—
Related party receivable	803,428	—
Inventories	33,875	—
Total Current Assets	1,600,062	1,444
Non-Current Assets
Property, plant and equipment, net	32,261	—
Goodwill	1,008,052	—
Other assets	85,420	—
Total Non-Current Assets	1,125,733	—
TOTAL ASSETS	$2,725,795	$1,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other payables	$451,202	$832
Related party payable	307,265	—
Total Current Liabilities	758,467	832
Long-term loan from related party	594,338
TOTAL LIABILITIES	1,352,805	832
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized,
99,108,000 and 3,018,000 shares issued and outstanding
as of April 30, 2019 and July 31, 2018, respectively	99,108	3,018
Additional paid-in capital	2,154,521	330,241
Accumulated deficit	(725,663)	(332,647)
Accumulated other comprehensive Income	3,504	—
Noncontrolling interest	(158,480)	—
Total Stockholders' Equity	1,372,990	612
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,725,795	$1,444

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended		Nine Months ended
	April 30,		April 30,
	2019	2018	2019	2018
Revenues	$23,103	$—	$23,103	$—
Cost of good sales	6,995	—	6,995	—
Gross Profit	16,108	—	16,108	—
Operating expenses
General and administrative	271,952	5,193	331,761	18,756
Selling expenses	8,873	—	8,873	—
Total Operating Expenses	280,825	5,193	340,634	18,756
Operating Loss	(264,717)	(5,193)	(324,526)	(18,756)
Other Income (Expense)
Interest income (expense), net	9,493	(171)	9,493	(428)
Other expense	(1,388)	—	(100,515)	—
Other Income (Expense), net	8,105	(171)	(91,022)	(428)
Loss before income taxes	(256,612)	(5,364)	(415,548)	(19,184)
Income Tax Expense	—	—	—	—
Net Loss	(256,612)	(5,364)	(415,548)	(19,184)
Less: Net Loss Attributable to
Noncontrolling Interest	(22,532)	—	(22,532)	—
Net Loss Attributable to
Hartford Great Health Corp	$(234,080)	$(5,364)	$(393,016)	$(19,184)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	99,108,000	3,018,000	48,775,143	3,018,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months ended		Nine Months ended
	April 30,		April 30,
	2019	2018	2019	2018
Net Loss	$(234,080)	$(5,364)	$(393,016)	$(19,184)
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	2,157	—	3,504	—
Total other comprehensive income	2,157	—	3,504	—
Less: Total other comprehensive loss attributable to noncontrolling interest	—	—	—	—
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	2,157	—	3,504	—
Total Comprehensive loss	$(231,923)	$(5,364)	$(389,512)	$(19,184)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional Paid - in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, July 31, 2017	3,018,000	$3,018	$283,113	$(307,281)	$(21,150)
Net loss	—	—	—	(19,184)	(19,184)
Balance, April 30, 2018 (unaudited)	3,018,000	$3,018	$283,113	$(326,465)	$(40,334)

					Accumulated		Total
	Common Stock		AdditionalPaid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	Income	Interest	(Deficit)

Balance, July 31, 2018	3,018,000	$3,018	$330,241	$(332,647)	$—	$—	$612
Net loss	—	—	—	(393,016)	—	(22,532)	(415,548)
Issuance of common stock	96,090,000	96,090	1,825,710	—	—	—	1,921,800
Return of capital	—	—	(1,430)	—	—	—	(1,430)
Contribution through acquisitions and new subsidiary	—	—	—	—	—	(135,948)	(135,948)
Foreign currency translation adjustment	—	—	—	—	3,504	—	3,504
Balance, April 30, 2019 (unaudited)	99,108,000	$99,108	$2,154,521	$(725,663)	$3,504	$(158,480)	$1,372,990

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine Months ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net loss including noncontrolling interests	$(415,548)	$(19,184)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation	1,852	530
Changes in operating assets and liabilities:
Accounts and other receivables	(109,406)	—
Related party receivable	(4,421)	—
Inventories	(26,939)	—
Other assets	104,372	—
Accounts and other payables	39,666	1,927
Related party payable	(721,526)	—
Net cash used in operating activities	(1,131,950)	(16,727)
Cash flows from investing activities:
Cash proceeds from acquisitions	21,594	—
Cash paid for acquisitions	(384,515)	—
Payments on new loan receivables	(599,870)	—
Repayment of loan receivable	300,000	—
Purchases of property and equipment	(278)	—
Net cash used in investing activities	(663,069)	—
Cash flows from financing activities:
Contribution from noncontrolling interest	123,456	—
Proceeds from issuance of common stock	1,921,800	—
Return of Capital	(1,430)	—
Loans from shareholders	—	17,700
Net cash provided by financing activities	2,043,826	17,700

Effect of exchange rate changes on cash	1,307	—
Net increase in cash and equivalents	250,114	973
Cash and equivalents at beginning of period	1,444	1,928
Cash and equivalents at end of period	$251,558	$2,901

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in Accounts and other payables as of April 30, 2019 was $ 221,748 related to unpaid consideration for acquisitions.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hartford Great Health Corp. ("the Company" formerly "PhotoAmigo, Inc." organized under the laws of Nevada on April 2, 2008 ) is now certified and complies with the requirements of California law effective on September 6, 2018, for the purpose of qualifying to transact intrastate business in the State of California.  It plans to develop the Sino-US Health and Education industries. During the nine months ended April 30, 2019, the Company acquired multiple entities in China (see note 4 Acquisitions and Joint Ventures), plans to conduct various business lines which include the sales of health products, artificial intelligence products related to the health and wellness industry, vacation agency, hotel business as well as child education centers.

Summary of Significant Accounting Policies

Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2019, results of operations, changes in stockholders' equity (deficit) and cash flows for the periods presented, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Foreign Currency: The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss): For the three and nine months ended April 30, 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, current loan receivable, related party receivable, prepaid and other current receivable, accounts payable and other current payable. The carrying amounts of afore-mentioned accounts approximate fair value because of their short-term maturities.

Cash and Cash Equivalents: The majority of cash is maintained with a major financial institution in the United States.      Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loans and Receivables: As of April 30, 2019, the Company has $208,183 accounts and other receivable balance, $303,018 short term loan receivables from third parties, and $803,428 related party receivables (see note 6 “Related Party Transaction” ). The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of April 30, 2019, all balances are collectable.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of identifiable net assets acquired, is not amortized, in accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other. ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Management evaluates goodwill impairment at the reporting unit level and has chosen the last day of each year as its goodwill impairment testing date.

Business Combinations: If an acquired set of activities and assets is capable of being operated as a business consisting of inputs and processes from the viewpoint of a market participant, the assets acquired and liabilities assumed are a business. Business combinations are accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on discounted cash flow analyses or other valuation techniques. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally. In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. Acquisition-related costs that the Company incurs to affect a business combination are expensed in the periods in which the costs are incurred.

Noncontrolling interest: The Company adopted ASC 810, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, as of January 1, 2009. ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income.

The Company has been in loss position for years and zero balances of tax provisions, deferred tax assets and liabilities as of the reporting periods ended. The tax reforms have no significant impacts on the Company.

Revenue Recognition: As the Company is still under structuring and developing, limited operations occurred during the three months and nine months ended April 30, 2019 and 2018. As a result, the adoption of ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or services to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of April 30, 2019 or July 31, 2018.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three- and nine-month periods ended April 30, 2019 or 2018.

Recent Accounting Pronouncements:

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. ASU No. 2018-13 disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for the Company within those fiscal years beginning on December 15, 2019, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. The Company does not expect that the adoption of ASU No. 2018-13 will have a material impact on its financial position, results of operations and liquidity.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) , to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018 and allows for early adoption. The Company does not expect that the adoption of ASU No. 2018-02 will have a material impact on its financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on its financial position, results of operations and liquidity.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB further amended ASU No. 2016-02 and the Company will elect the transition provision permitting it to record existing operating leases on the Consolidated Balance Sheet without adjusting comparative periods. The Company intends to elect the package of practical expedients allowing it to not reassess prior conclusions related to expired or existing contracts that are or that contain leases, lease classification and the accounting for initial direct costs. These practical expedients must be elected as a package and applied consistently. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. The Company is currently evaluating the impact this standard will have on its financial position, results of operations and liquidity.

2.   Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has incurred losses since inception (April 2, 2008), resulting in an accumulated deficit of $ 725,663 as of April 30, 2019. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

3. Loan Receivable

The Company loaned $300,000 to a third party, Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan is six months, started from December 28, 2018 and expires on June 27, 2019. The loan has been fully paid back on February 5, 2019. $1,923 of interest income was recognized and received during the three and nine months ended April 30, 2019. The Company loaned another $200,000 to Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan is six months, started from March 4, 2019 and expires on September 3, 2019. $1,900 of interest income was recognized during the three and nine months ended April 30, 2019.

The Company loaned another $99,870 to a third party, Longsheng Aquatic Products Co., Ltd. The loan bears annual interest rate of six percent. The term of loan is six months, started from February 14, 2019 and expires on May 13, 2019. On May 12, 2019, the loan has been extended for another year, expires on May 13, 2020. $1,248 of interest income was recognized during the three and nine months ended April 30, 2019.

4. Acquisitions and Joint Ventures

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”), an entity located at Hangzhou, China. The operation results of HZHF are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s identifiable assets acquired based on their fair value at the acquisition date. No business inputs, process and workforce have been acquired through the transaction. The Company accounted the transaction in accordance with the Asset Acquisitions guidance, a subsection of FASB ASC 805, Business Combinations. The related transaction costs were immaterial.

The preliminary calculation of purchase price and purchase price allocation (unaudited) is as following:

Identifiable Assets Acquired
Cash and cash equivalents	154
Other current assets	26,239
Property and equipment, net	4,199
Rent deposit	11,984
Deferred Start-up cost, noncurrent	99,043
Total Consideration	141,619

Right after the transaction was consummated, the Company fully expensed the deferred start-up cost in accordance with US GAAP.

On January 28, 2019, the Company entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). The acquisition agreement will be executed when the Company is financially ready to move on, and the purchase price will be calculated based on the net assets of SH Luosheng on the purchase date. As of April 30, 2019, the acquisition agreement has not yet taken effective.

On March 22, 2019, HZHF acquired 60 percent ownership interest of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“Longjing”) from Shanghai Qiao Garden Property Management Group, Ltd. The results of operations of the acquired subsidiary are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations. The Company classifies the 40 percent ownership interest held by Shanghai Qiaohong Real Estate Co., Ltd. as "Noncontrolling interest" on the consolidated balance sheet. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations.

The preliminary calculation of purchase price and purchase price allocation (unaudited) is as follows:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	15,383
Accounts receivable	31,924
Other current assets	24,011
Inventories	7,006
Property and equipment, net	29,428
Goodwill	469,726
Accounts payable	(2,671)
other account payable	(722,436)
Noncontrolling interest	253,557
Total consideration	105,928

On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“SHHF”) and its 90 percent owned subsidiary Shanghai Qiao Garden International Travel Agency (“Qiao Garden Intl Travel”). The results of operations of the acquired entities are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations. The Company classifies the un-acquired 10 percent ownership interest as "Noncontrolling interest" on the consolidated balance sheet. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations. The preliminary calculation of purchase price and purchase price allocation (unaudited) is as follows:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	6,089
Other current assets	806,970
Property and equipment, net	216
Deposit	76,472
Goodwill	538,326
Other account payable	(1,075,405)
Noncontrolling interest	6,049
Total consideration	358,717

Effective on March 22, 2019, SHHF entered into a joint venture agreement with Shanghai Jinyu Education Technology Co., Ltd. (“SH Jingyu”) and another individual investor, to form a new entity Hartford International Education Technology Co., Ltd (“HF Intl Education”) to provide childcare education services. The joint venture is owned 65% by SHHF and 20% by SH Jingyu and 15% by another individual investor. SHHF is responsible for the overall development and operation of HF Intl Education. As a result, SHHF has the majority voting interest with primary beneficiary. The results of operations of HF Intl Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the 35% ownership interest held by SH Jingyu and another individual investor as "Noncontrolling interest" on the consolidated balance sheet. The registered capital for HF Intl Education is RMB 5 million. As of April 30, 2019, amount of RMB 830,000 or USD 123,456 capital were injected and the remaining of RMB 4,170,000 or USD $743,711 is contributable by the three shareholders. All capitals are required to be injected by October 1, 2019.

Above acquisition transactions have been included in the condensed consolidated balance sheets and condensed consolidated statements of operations within the filing. According to Regulation S-X Article 11 Rule 11-02c, Pro Forma condensed consolidated statements of operations are required. The pro forma information presented is for information purposes only and is not necessarily indicative of the consolidated results of operations that would have been realized if the transactions had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future consolidated operating results or financial position.

The following unaudited Pro Forma condensed consolidated statements of operations give effect to these acquisition transactions as if they had occurred at the beginning of the fiscal year presented. The unaudited pro forma condensed financial statements should be read together with the Company’s historical financial statements, which are included in the Company’s latest annual report on Form 10-K and quarterly report on Form 10-Q, and the acquired entities’ historical information included herein.

Unaudited Pro Forma Condensed Combined Statements of Operations

	Three months ended		Nine months ended
	April 30, 2019		April 30, 2019
Revenues	44,707		98,765
Net Loss	(199,512)		(516,249)
Less: Net Loss Attributable to
Noncontrolling Interest	(2,998)	(a)	(24,608)	(a)
Net Loss Attributable to
Hartford Great Health Corp	(196,514)		(491,641)
Net loss per common share:
Basic and Diluted	(0.00)	(b)	(0.00)	(b)

Notes:

(a)	Represents the net loss being allocated to noncontrolling interests.
(b)	Represents the net loss per shares, the weighted average shares increased as if the issuance of 96,090,000 common shares to finance the acquisitions occurred at the beginning of the fiscal year presented.

5. Goodwill

The following is a roll-forward of goodwill for the nine-month ended April 30, 2019 (unaudited):

	Hangzhou Longjing Qiao Fu Vacation Hotel	Shanghai Qiao Garden International Travel Agency	Total
Balance at July 31, 2018	$—	$—	$—
Acquisitions	469,726	538,326	1,008,052
Balance at April 30, 2019	$469,726	$538,326	$1,008,052

6. Related Party Transactions

On October 2018, the Company borrowed $30,000 from a potential investor to fund the Company's ongoing activities. It was an indefinite short-term loan with no interest bearing. The potential investor has not received any equity for this loan and this loan is paid back by the Company in the following quarter.

On October 2018, the Company refunded $1,430 of the additional paid in capital to the former CFO.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. The whole amount of proceeds has been collected as of April 30, 2019.

As of April 30, 2019, the Company has $496,163 related party balance including $803,428 of related party receivable net with $307,265 related party payable with below related parties:

One of the directors advanced $83,627 for business trips and expenses and the amount is going to be reimbursed or paid back during next three months.

Amount of $679,593 is receivable from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), owning 40 percent equity interest of Longjing. The balance was acquired through SHHF acquisition. SHHF loaned the amount to SH Qiaohong for two years on June 21, 2018, the related party loan bears annual interest of six percent. The balance will be paid back by June 30, 2020. $4,421 of interest income was recognized during the three months and nine months ended April 30, 2019, respectively.

Amount of $267,057 is payable to SH Qiaohong. The balance was part of the liability assumed by the company through SHHF acquisition. The original owner of SHHF used the amount from SH Qiaohong for start-up expense and 90 percent of Qiao Garden Intl Travel acquisition.

As of April 30, 2019, the Company has $594,338 long term payable to Shanghai DuBian Assets Management Ltd., which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to long term debt, expires on April 30, 2021, bearing with approximately 2.5 percent of annual interest. The unpaid principle and interest will be due on the maturity date.

During the nine months ended April 30, 2018, the Company borrowed $17,700 from four shareholders to fund the Company's ongoing activities. Simple interest accrues on these notes at 2% annually and principle and interest are due upon sale or merger of the company or upon demand. The Company has accrued an interest expense of $171 for the three months and $428 for the nine months ended April 30, 2018 related to these notes. During the fourth quarter ended July 31, 2018, the Company converted the borrowings to additional paid in capital.

Office space of headquarter is provided to the Company at no cost by the executive officers. No provision for these costs has been included in these financial statements as the amounts are not material.

7. Accounts and other payables

The following is a breakdown of the accounts and other payables as of April 30, 2019:

Payable to acquiree	223,873
Payable to a third party assumed from acquisition	180,263
Accounts payable and others	47,066
Total Accounts and other payables	451,202

Payable to acquiree is the unpaid consideration for the acquisitions described in note 4 “Acquisitions and Joint Ventures”. As of April 30, 2019, Payable to third parties are mainly related to the liabilities which were assumed from the acquisition transactions.

8.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of preferred stock have been issued or outstanding since Inception (April 2, 2008).

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. 96,090,000 and 0 shares of common stock were issued during the nine months ended April 30, 2019 or 2018, respectively. The issuance of 96,090,000 shares were issued at $0.02 per share. As of April 30, 2019, total proceeds of $1,921,800 has been received.

On April 30, 2019, the Company obtained stockholder consent for the approval of an amendment to our certificate of incorporation to increase our authorized shares of common stock, $0.001 par value (the “Common Stock”) from 100,000,000 to 300,000,000. The increase in the authorized shares of Common Stock will become effective upon the filing of the Amendment with the Secretary of State of the State of Nevada.

9. Commitments and Contingencies

During the nine months ended April 30, 2019, the Company acquired multiple entities and formed a joint venture entity, each entity maintains its own leased office building and property. As of April 30, 2019, future minimum rent payments under these lease agreements are as follows:

Minimum
Lease
Obligations
Years ending July 31:
2020	655,006
2021	671,696
2022	583,286
2023	138,265
2024	47,580
Thereafter	597,277
2,693,110

Rental expense under all operating leases totaled $112,844 and $139,722 for the three and nine months ended April 30, 2019, respectively. Rent expense totaled $0 for the three and nine months ended April 30, 2018, respectively.

The Company has entered into an agreement with the Company’s legal consultant. The monthly retainer of $2,500 for the legal consultant’s service.

10.    Subsequent Events.

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted no other subsequent events to be disclosed except an amendment to our certificate of incorporation to increase our authorized shares of common stock will become effective upon the filing of the Amendment with the Secretary of State of the State of Nevada, see note 8 “Stockholders’ Equity”.

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

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three and nine months ending April 30, 2019. It also analyzes our financial condition at April 30, 2019 and compares it to our financial condition at July 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2018, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2019, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of April 30, 2019, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

During the nine months ended April 30, 2019, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd. (“HZHF”), 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“Longjing”), Shanghai Hartford Comprehensive Health Management, Ltd. (“SHHF”) with 90 percent of Shanghai Qiao Garden International Travel Agency (“Qiao Garden Intl Travel”), and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”).

HZHF subsidiary plans to carryout original plan of import US health supplements to sell in China. HZHF will be working with high-income Chinese clientele to facilitate their travel to the US for stem cell beauty treatments. HZHF will also engage in promoting the sales of China’s famous Longjing Tea under its own branding. Longjing operates a vacation hotel in Hangzhou, China. Hangzhou Longjing Qiao Fu Vacation Hotel plans to suspend operations in the second half of 2019 in order to complete renovation (first time in 6 years). The hotel will adjust its business strategy and plans to resume operations after completing the renovation in October 2019.

SHHF subsidiary is also in the process of facilitating the membership-based stem cell beauty treatment program. Both the marketing teams of HZHF and SHHF have begun hosting informational seminars for potential clients in China. The Company expects to achieve sales beginning August 2019.

Qiao Garden Int’l Travel is engaged in a travel agency business which aids clients in planning travel between China and the United States of America on top of its current operations. Since travel service operations in China are monitored under governmental regulations, Qiao Garden International Travel Service is currently operating inbound travel services in China. In order to operate international (outbound) travel services, an application must be submitted for Chinese central government approval. The company plans to submit this application during the next quarter.

HF Int’l Education focuses on early childhood educational development centers with a goal of developing a chain of these educational centers. By the end of 2019, Hartford Int’l Education plans to begin operating its first three early childhood education centers. The monthly revenue for each center is expected to be $120,000 to $150,000. The company is completing the site selection process and will begin renovations shortly thereafter. The first center will have its grand opening in September 2019.

Considering China's strict foreign investment policy and the ongoing US-China trade negotiation, although there is no assurance that this will be a successful venture, the Company expects to generate revenue of 2.8 million US dollars by the end of 2019.

In the last quarter, the company intended to raise 6 million US dollars by September 2019, and the funds were to be used to invest and acquire 45% ownership of the Hartford Hotel to launch second phase construction of the hotel. Due to the US-China trade war and the Chinese government's control over foreign exchange and foreign investment and financing, the original company plan may not achieve financing as scheduled. Our new target date to raise 6 million US dollars is by the end of 2019, if the trade war tension improves in the next six months.

Results of Operations

Three Months Ended April 30, 2019 Compared to Three Months Ended April 30, 2018

Revenue: We recognized $23,103 and $0 revenue in the three months ended April 30, 2019 or 2018. The revenue in the three months ended April 30, 2019 was mainly generated from Longjing hotel business. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses increased to $280,825 for the three months ended April 30, 2019, compared to $5,193 for the corresponding period of 2018. During the three months ended April 30, 2019, website development costs decreased $583, legal and accounting fees increased by $20,896, general and administrative expenses increased by $253,822, investor relations decreased by $295, and depreciation expenses increased by $1,792. The increase of general and administrative expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development.

Other Income (Expense): Other income increased to $8,105 for the three months ended April 30, 2019, compared to $171 of interest expense for the corresponding period of 2018. The increase of other income was mainly resulted from the interest income of third party current loan receivable and related party receivable from SH Qiaohong.

Net Loss: For the three months ended April 30, 2019, we recorded a net loss of $256,612 compared to a net loss for the corresponding period of 2018 of $5,364 or an increase in losses of $251,248 due to the factors discussed above.

Net Loss Attributable to Noncontrolling Interest: For the three months ended April 30, 2019, we recorded a net loss attributable to Noncontrolling interest of $22,532 compared to $0 for the corresponding period of 2018. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the three months ended April 30, 2019.

Nine Months Ended April 30, 2019 Compared to Nine Months Ended April 30, 2018

Revenue: We recognized $23,103 and $0 revenue in the nine months ended April 30, 2019 or 2018. The revenue in the nine months ended April 30, 2019 was mainly generated from Longjing hotel business. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses increased to $340,634 for the nine months ended April 30, 2019, compared to $18,756 during the comparable period of 2018. During the nine months ended April 30, 2019, website development costs decreased $3,208, legal and accounting fees increased by $31,687, general and administrative expenses increased by $287,858, investor relations increased by $4,220, and depreciation expenses increased by $1,322. The increase of general and administrative expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development.

Other Income (Expense): Other expense increased to $91,022 for the nine months ended April 30, 2019, compared to $428 of interest expense for the corresponding period of 2018. The increase of other expense was mainly resulted from the accelerated amortization of the deferred start-up cost which has been acquired through the HZHF acquisition, offsetting by the increase of interest income earned from third party current loan receivable and related party receivable from SH Qiaohong. In accordance with US GAAP, essentially start-up cost should be expensed as incurred.

Net Loss: For the nine months ended April 30, 2019, we recorded a net loss of $415,548 compared to a net loss for the corresponding period of 2018 of $19,184 or an increase in losses of $396,364 due to the factors discussed above.

Net Loss Attributable to Noncontrolling Interest: For the nine months ended April 30, 2019, we recorded a net loss attributable to Noncontrolling interest of $22,532 compared to $0 for the corresponding period of 2018. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the nine months ended April 30, 2019.

Liquidity and Capital Resources

As of April 30, 2019, we had a working capital of $841,595 comprised of current assets of $1,600,062 and current liabilities of $758,467. This represents an increase of $840,983 in the working capital balance from the July 31, 2018 amount of $612.  The increase of working capital balances was mainly resulted from the proceeds of stock issuance offset by the amounts used for the acquisitions during the nine months ended April 30, 2019.

We believe that our funding requirements for the next twelve months will be in excess of $300,000, this amount is covered with the proceeds from stock issuance during the nine months ended April 30, 2019.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the "Shares") to 15 individuals.  The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements. As of April 30, 2019, all proceeds have collected. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. Due to the strict monitoring of China’s foreign exchange investment policy, funds are not able to be transferred directly to HFUS. As a result, amount of $657,000 were collected in RMB from the Chinese investors. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended.  The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers.

We will seek additional financing in the form of debt or equity.  There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock.  Any sales of our securities would dilute the ownership of our existing investors.

We have incurred losses since inception of our business and, as of April 30, 2019, we had an accumulated deficit of $725,663 compared to $332,647 for the previous year end. To date, we have funded our operations through short-term debt and equity financing.

We need capital resources to implement and expand our business plans. We expect our expenses will increase during the foreseeable future as a result of increased operational expenses and the development of our business. As our Chinese subsidiaries start operations and marketing plans, we expect to generate certain revenues starting September 2019. However, as we are in developing stage, the generated revenue is not expected to be sufficient to cover our development needs. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate.

Cash Flows – Nine Months Ended April 30, 2019 Compared to Nine Months Ended April 30, 2018

Operating Activities

During the nine months ended April 30, 2019, $1,131,950 used in operating activities compared to $16,727 used in the operations during the nine months ended April 30, 2018. During the nine months ended April 30, 2019, we recorded losses of $415,548, incurred non cash depreciation of $1,852, accounts and other current receivable increased by $109,406, related party receivable increased by $ 4,421, inventory increased by $26,939, other assets decreased by $104,372, accounts payable increased by $2,822, related party payable decreased by $721,526, and other payable increased by $36,844. The decrease of other assets was mainly resulted from the accelerated amortization of deferred start-up cost which was acquired through HZHF acquisition. The decrease of related party payable was resulted from the payment made to SH Qiaohong, the amount borrowed from SH Qiaohong by the original owner of SHHF was used for start-up expense and 90 percent of Qiao Garden Intl Travel acquisition and the liability was assumed by the company through SHHF acquisition.

By comparison, during the nine months ended April 30, 2018, we recorded losses of $19,184, incurred noncash depreciation expense of $530 and accounts payable increased by $1,499. Additionally, the increase in interest payable of $428 is from accrued rather than paid interest and is a non-cash using item.

Investing activities

Cash used in investing activities was $663,069 for the nine months ended April 30, 2019 as compared to $0 for the corresponding period in 2018. During the nine months ended April 30, 2019, we acquired multiple entities in Shanghai and Hangzhou, China, total consideration for $606,263, cash paid for $384,515, the unpaid balance of $221,748 is included in Other current payable as of April 30, 2019. The cash proceeds from the acquisitions of $21,594 (see note 4 “Acquisitions and Joint Ventures”). During the nine months ended April 30, 2019, we loaned $599,870 to two third parties with annual interest rate of six percent, $300,000 of the loaned amount has been paid back (see note 3 “Loan Receivable”).

During the nine months ended April 30, 2018, we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

Cash provided by financing activities was $2,043,826 for the nine months ended April 30, 2019 as compared to $17,700 for the nine months ended April 30, 2018. The cash flows provided by financing activities for the nine months ended April 30, 2019 was primarily attributable to sales of stock shares with proceeds of $1,921,800 received and $123,456 contribution received from noncontrolling interest owners to form the joint venture entity HF Intl Education (see note 4 “Acquisitions and Joint Ventures”). The company refunded to the former CFO $1,430 during the nine months ending April 30, 2019.

During the nine months ended April 30, 2018, four shareholders loaned the Company $17,700 to finance the Company's ongoing activities. The shareholders did not receive any equity for these loans and they are repayable by, the company. Accordingly, these funds have been accounted for as loans. As of July 31, 2018, the loans have been converted to additional paid in capital.

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

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2019, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2019, except the commitments disclosed in Note 9 of the footnotes to our unaudited financial statements above, we have no other material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the nine months ended April 30, 2019, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the nine months ended April 30, 2019 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial conditions.  Nor to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the "Shares") to 15 individuals.  The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements. As of April 30, 2019, all proceeds have collected. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. Due to the strict monitoring of China’s foreign exchange investment policy, funds are not able to be transferred directly to HFUS. As a result, amount of $657,000 were collected in RMB from the Chinese investors. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended.  The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers.

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the nine months ended April 30, 2019 or 2018.

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

HARTFORD GREAT HEALTH CORP.

Date: June 19, 2019	By:	/s/ LIANYUE SONG
Lianyue Song Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lianyue Song	Chief Executive Officer, President, Dir.	June 19, 2019
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	June 19, 2019
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Xueying Song	Director	June 19, 2019
Xueying Song

/s/ Yuan Lu	Director	June 19, 2019
Yuan Lu

/s/ Xin Dong	Director	June 19, 2019

Xin Dong

