Form 10-K
period 2019-07-31
Hartford Great Health Corp.
filed 2019-11-14
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 333-164633

Hartford Great Health Corp.

(Exact name of registrant as specified in its charter)

California	51-0675116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8832 Glendon Way, Rosemead, California	91770
(Address of principal executive offices)	(Zip Code)

(626) 321-1915

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]   No [_]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

January 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $20,652,000.

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

Large accelerated filer [_]                                                     Accelerated filer [_]

Non-accelerated filer [_]                                                        Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 par value	HFUS	OTC Markets Group

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  99,108,000 shares of common stock outstanding as of November 14, 2019.

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

In August 2018, the Company changed its future plans of operations. On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) with 90 percent of Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”).

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

The Company has also expanded its strategy over the past year into the hospitality industry, focusing on hotels, restaurants, and travel arrangements. The Company plans to integrate hospitality with health management through its membership-based program by arranging travel accommodations for Chinese citizen members to the United States to obtain stem cell beauty treatments.

This year, the Company has found another opportunity to expand its market reach in the Chinese childhood education industry. The Company plans to formulate a proprietary early childhood education center management model beginning with the opening of several early childhood education centers in the greater Shanghai area with the goal of demonstrating the management model in action in order to attract interest from potential franchisees.

There can be no assurance following consummation of any of the business ventures will develop into a going concern or,

if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has limited operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. There is no assurance that the Company will ever be profitable.

 Competition

We believe there are only limited barriers to entry in our business. Current and future competitors may have more resources than we have.

Health development is a highly competitive business. We will compete with numerous health organizations of which almost all of them have longer operating histories, better brand recognition and greater financial resources than we do. Regarding the hospitality industry, the Company acts as an investor into existing businesses with existing operational expertise and management structures that simply lack sufficient funding to perform optimally. As such, the Company was already aware of what competition these businesses faced prior to investment and purposefully selected to invest in small scale businesses to avoid competition from major international hospitality groups. Similarly, with regards to the education industry, the Company carefully selected to invest in a business with established expertise and knowledge of the early childhood education industry in China. The Company recognizes that there are numerous childcare centers throughout China; however, these centers lack standard curriculums for educating children and many fall into the designation of daycares rather than education centers. As such, the Company’s interests with regards to early childhood education mainly relate to creating a nationwide standardized curriculum to be implemented throughout all of China which is an idea that faces little competition as it has remained unexplored by other childcare businesses. To successfully compete in our industries, we will need to:

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

Employees

At September 30, 2019, we had 68 employees.

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

Each newly acquired or formed entity maintains its own leased office building and property. We lease space in Shanghai, Hangzhou, China under leases that expire at various times between 2020 and 2051 with various term extensions available.

We lease all of our facilities and do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended July 31, 2019 and 2018 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, par value, $0.001 per share (“Common Stock”) began trading on the OTC Markets (“OTC:PINK”) under the symbol “HFUS” beginning in September 13, 2018. Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTC Markets. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Stock Quotations

Quarter ended	High	Low
October 31,2018	$1.50	$1.50
January 31, 2019	$1.50	$1.50
April 30, 2019	$1.50	$1.00
July 31, 2019	$1.50	$1.40
October 31, 2019	$2.30	$0.41
November 1 thru November 13, 2019	$1.50	$1.50

Holders

As of November 14, 2019, a total of 99,108,000 shares of our common stock were outstanding and there were approximately 47 holders of record.

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

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the "Shares") to 15 individuals.  The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements and all proceeds have been collected. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. Due to the strict monitoring of China’s foreign exchange investment policy, funds are not able to be transferred directly to HFUS. As a result, amount of $657,000 were collected in RMB from the Chinese investors. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended. The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers. The proceeds from the sales of securities have been used in operating activities and acquisition of new entities.

ITEM 6.    SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7.    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2019, and the results of operations for the years ended July 31, 2019, and 2018.  It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a "going concern".

The independent registered public accounting firms' reports on our financial statements as of July 31, 2019 and 2018, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of July 31, 2019, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) with 90 percent of Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”).

HZHF subsidiary has also begun working with high-income Chinese clientele to facilitate their travel to the US for stem cell beauty treatments. However, due to the unresolved tensions between China and the United States, particularly with regards to trade and travel, HZHF has had an increasingly difficult time carrying out its original plans. HZHF is hoping that relations between the two countries will improve and that they will be able to realize the original plan. HZLJ operates a vacation hotel in Hangzhou, China. Hangzhou Longjing Qiao Fu Vacation Hotel will have limited operations in the last quarter of 2019 in order to complete major renovations. The hotel will adjust its business strategy and plans to resume normal operations after completing the renovation in February 2020.

HFSH subsidiary is also in the process of facilitating the membership-based stem cell beauty treatment program. Both the marketing teams of HZHF and HFSH hosted informational seminars for potential clients in China and both teams have garnered a small amount of interest from potential members. As mentioned previously, due to the nature of Chinese American relations and resulting trade and travel restrictions, the original expected date to achieve sales has been deferred until relations improve.

Qiao Garden Int’l Travel is engaged in a travel agency business which aids clients in planning travel between China and the United States of America on top of its current operations. Due to the mounting restrictions on US-China trade and travel, many Chinese citizens are unable to obtain visitor VISAs to travel to the US, and Qiao Garden Int’l Travel has not yet been able to obtain a business license for outbound travel from China to the US. As a result, the company has yet to generate any revenue since acquisition. To prevent further HFUS investment losses in operating Qiao Garden Int’l Travel Agency, HFUS has decided to halt operations of the travel agency until US-China tension lifts the restrictions on US visitor VISA issuance.

The subsidiary of HFUS in Shanghai (HFSH) plans to borrow operating funds from two related party entities, SH Qiao Hong and Oversea Chinese Culture Media Ltd. The purpose of the loan is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). HFUS holds 58.5% ownership of HF Int’l Education and have control over HF Int’l Education.

•	HF Int’l Education have its first early childhood education center in PuDong, Shanghai. The soft opening began on September 20, 2019, and the official grand opening will be on October 28, 2019. Up until October 17, 2019, student pre-enrollments have generated approximately RMB280,000 in revenue. The projected monthly revenue six months from now will be RMB800,000 per month for this education center and it will begin seeking profit.

•	By the end of December, 2019, HF Int’l Education plans to acquire approximately 60% ownership of an existing, and operating childhood education center located in HongQiao, Shanghai. The acquisition price for this establishment will be evaluated prior to reaching an agreement.

•	In January of 2020, HF Int’l Education will invest RMB1,200,000 to establish a third education center in HongKou, Shanghai, holding 55% ownership of the business. The HongKou center plans to have its opening in April of 2020.

•	In February of 2020, HF Int’l Education will invest RMB1,500,000 to establish a fourth education center in JingAn, Shanghai, holding 60% ownership of this center. The JingAn center plans to have its opening in June of 2020.

•	Beginning November of 2019, HF Int’l Education plans to use its current office and resources to collaborate with potential franchisees to establish a nationwide early childhood education faculty training institute based in Shanghai. The faculty training program is expected to start as early as December of 2019.

•	HF Int’l Education plans to launch a nationwide early childhood education center franchise operation model in June of 2020. This model will utilize “Hartford” as its main brand and will incorporate existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model is expected to attract other education centers to join the “Hartford” brand, and HF Int’l Education expects to generate revenue from franchise and management fees.

Considering China's strict foreign investment policy and the ongoing US-China trade negotiation, there is no assurance that this will be a successful venture.

Previously, the Company intended to raise 6 million US dollars by end of 2019, and the funds were to be used to invest and acquire 45% ownership of the Hartford Hotel to launch second phase construction of the hotel. Due to the US-China trade war and the Chinese government's control over foreign exchange and foreign investment and financing, the original company plan may not achieve financing as scheduled. We are unable to give an accurate schedule of when we will achieve this financing as we must continue to wait until US-China relations improve and Chinese investor confidence rises.

Liquidity and Capital Resources

As of July 31, 2019, we had negative working capital of $ (25,815) comprised of current assets of $1,477,600 and current liabilities of $ 1,503,415. This represents a decrease of $ 26,427 in the working capital balance from the July 31, 2018 amount of $ 612. During the year-ended July 31, 2019, our working capital increased because we received more in financing activities than we used in operating and investing activities.

We believe that our funding requirements for the next twelve months will be in excess of $800,000, this amount is covered with the proceeds from stock issuance on December 11, 2018. We also intend to try and further raise capital through the sale of stock.

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

Cash Flows – Year Ended July 31, 2019 Compared to Year Ended July 31, 2018

Operating Activities

During the year ended July 31, 2019, $1,259,862 used in operating activities compared to $26,432 used in the operations during the year ended July 31, 2018. During the year ended July 31, 2019, we recorded losses including noncontrolling interests of $659,994 , incurred non-cash depreciation of $13,721 , prepaid and other current receivable increased by $230,669 , related party receivable decreased by $87,451 , inventory increased by $24,760, other assets decreased by $100,722, Other current payable increased by $9,533, related party payable decreased by $579,870 , and other liabilities increased by $28,196. The increase of prepaid and other current receivable was mainly resulted from the property rental and property associate fee prepayments, deposits, and employee operating advances occurred in these new subsidiaries. The decrease of other assets was mainly resulted from the accelerated amortization of deferred start-up cost which was acquired through HZHF asset acquisition, and the amortization of deferred cost of finance lease which was acquired through HZLJ acquisition. The decrease of related party payable was resulted from the payment made to SH Qiaohong, the amount borrowed from SH Qiaohong by the original owner of SHHF was used for start-up expense and 90 percent of Qiao Garden Intl Travel acquisition and the liability was assumed by the company through SHHF acquisition. The increase of other liabilities was mainly due to the increase of the finance lease liabilities under HZLJ.

By comparison, during the year ended July 31, 2018, we recorded losses of $25,366, incurred noncash depreciation expense of $530 and current payable decreased by $1,596.

Investing activities

Cash used in investing activities was $ 483,252 for the year ended July 31, 2019 as compared to $0 for the corresponding period in 2018. During the year ended July 31, 2019, we acquired multiple entities in Shanghai and Hangzhou, China, total consideration for $606,262, cash paid for $230,161, noncash payable waived for $235,553 and the unpaid balance for $140,548 which is included in Other current payable as of July 31, 2019. The cash proceeds from the acquisitions of $50,470 (see note 4 “Acquisitions and Joint Ventures”). During the year ended July 31, 2019, we loaned $599,870 to two third parties with annual interest rate of six percent, $300,000 of the loaned amount has been paid back (see note 6 “Loan Receivable”).

During the year ended July 31, 2018, we did not purchase any capital assets, we neither used, nor generated funds from investing activities.

Financing activities

Cash provided by financing activities was $2,068,779 for the year ended July 31, 2019 as compared to $25,948 for the year ended July 31, 2018. The cash flows provided by financing activities for the year ended July 31, 2019 was primarily attributable to sales of stock shares with proceeds of $1,921,800 received and $168,148 contribution received from noncontrolling interest owners to form the joint venture entity HF Int’l Education (see note 4 “Acquisitions and Joint Ventures”). During the year ended July 31, 2019, the company refunded to the former CFO for $1,430 and paid $19,739 finance lease principal amount. During year ended July 31, 2018, four shareholders loaned the Company $25,948 to finance the Company's ongoing activities. The shareholders did not receive any equity for these loans and they are repayable by, the company. Accordingly, these funds have been accounted for as loans. As of July 31, 2018, the loans have been converted to additional paid in capital.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of July 31, 2019, we had an accumulated deficit of $916,816 compared to $332,647 for the previous year end. To date, we have funded our operations through short-term debt and equity financing.

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

Future Capital Expenditures

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During the months of May and June in 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of July 31, 2019, these acquisition agreements have not yet taken effective. These agreements will be executed when the Company is financially ready to move on, and the purchase price will be calculated based on the net assets of each entity on the execute date.

Based on the Company’s business plan, four early childhood education centers will be opened by June 2020. Approximately RMB3.9 million is expected to be invested during next two quarters.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2019, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2019, we have no other material contractual commitments except the office building and property leases which are included Note 14 Commitments.

Results of Operations - Year Ended July 31, 2019 Compared to Year Ended July 31, 2018

Revenue: We recognized $56,174 and $0 revenue in the year ended July 31, 2019 or 2018. The revenue in 2019 was mainly generated from HZLJ hotel business. The other business lines with limited operations have not generated revenue yet. In 2018, we didn’t have any revenue generated.

Operating Expenses: Operating expenses increased to $ 738,692 for the year ended July 31, 2019, compared to $25,603 during the comparable period of 2018. During the year ended July 31, 2019, legal and accounting fees increased by $ 61,861, general and administrative expenses increased by $ 635,857, investor relations increased by $ 2,180, and depreciation expenses increased by $ 13,191. The increase of general and administrative expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development.

Other Income (Expense): Other income increased to $ 22,524 for the year ended July 31, 2019, compared to $ 237 of other income for the corresponding period of 2018. The increase of other income was mainly resulted from interest income of loan receivables and gain from assets disposal.

Net Loss Attributable to Noncontrolling Interest: For the year ended July 31, 2019, we recorded a net loss attributable to Noncontrolling interest of $ 75,825 compared to $0 for the corresponding period of 2018. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the year ended July 31, 2019.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $584,169 or $(0.01) per share for the year ended July 31, 2019, compared to a net loss of $25,366 or $(0.01) per share for the year ended July 31, 2018, an increase in losses of $558,803 due to the factors discussed above.

CRITICAL ACCOUNTING POLICIES

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

Comprehensive Income (loss): For the year ended July 31, 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

Fair value measurement: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities or funds.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, current loan receivable, related party receivable, prepaid and other current receivable, accounts payable, related party payable and other current payable. The carrying amounts of afore-mentioned accounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents: The majority of cash is maintained with the major financial institutions in the United States and China.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loans and Receivables: As of July 31, 2019, the Company has $ 362,102 accounts and other receivable balance, $107,616 short term and $200,00 long term loan receivables from third parties, and $713,612 related party receivables (see note 13 “Related Party Transaction” ). The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of July 31, 2019, all balances are collectable.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of identifiable net assets acquired, is not amortized, in accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other. ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company’s goodwill was generated from new acquisitions during the year ended July 31, 2019. As of July 31, 2019, management determined that there was no impairment of goodwill.

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

Revenue Recognition: As the Company is still under structuring and developing, limited operations occurred during the year ended July 31, 2019 and 2018. The revenue in 2019 was solely generated from HZLJ. HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous operating income. HZLJ recognizes service revenue when the following conditions are met: 1) services are provided; 2) evidence of an arrangement exists; 3) fees are fixed or determinable; and 4) collection is reasonably assured.  Billings to customers for which services are not rendered are considered deferred revenue. As a result, the adoption of ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or services to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of July 31, 2019 or 2018.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the year ended July 31, 2019 or 2018.

Recent Accounting Pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting Company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Hartford Great Health Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hartford Great Health Corp. and subsidiaries (the “Company”) as of July 31, 2019, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year in the period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, accumulated deficit and generated negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

November 14, 2019

We have served as the Company's auditor since 2019.

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

/s/ Haynie & Company

Salt Lake City, Utah

November 14, 2018

We have served as the Company’s auditor since 2018.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	July 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$269,672	$1,444
Current Loan receivable	107,616	—
Prepaid and Other current receivables	362,102
Related party receivables	713,612	—
Inventories	24,598	—
Total Current Assets	1,477,600	1,444
Non-Current Assets
Restricted cash, noncurrent	29,052	—
Property, plant and equipment - net	253,584	—
Loan receivable, noncurrent	200,000	—
Goodwill	1,040,017	—
Other assets	673,634	—
Total Non-Current Assets	2,196,287	—
TOTAL ASSETS	$3,673,887	$1,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Related party payables	$1,327,559	$—
Other current payables	175,856	832
Total Current Liabilities	1,503,415	832
Long-term loan from related parties	585,146	—
Other liabilities	336,046	—
TOTAL LIABILITIES	2,424,607	832
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	—	—
Common stock - $0.001 par value, 300,000,000 shares authorized,
99,108,000 and 3,018,000 shares issued and outstanding
as of July 31, 2019 and July 31, 2018, respectively	99,108	3,018
Additional paid-in capital	2,154,521	330,241
Accumulated deficit	(916,816)	(332,647)
Accumulated other comprehensive loss	(6,392)	—
Noncontrolling interest	(81,141)	—
Total Stockholders' Equity	1,249,280	612
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,673,887	$1,444

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	July 31,
	2019	2018
Room revenues	$56,174	$—
Operating expenses
Cost of food & beverage	11,445	—
Depreciation and amortization	13,721	530
General and administrative	691,260	25,073
Selling expenses	22,266	—
Total Operating Expenses	738,692	25,603
Operating Loss	(682,518)	(25,603)
Other Income (Expense)
Interest income, net	11,341	237
Other Income	11,183	—
Other Income, net	22,524	237
Loss Before Income Taxes	(659,994)	(25,366)
Income tax expense	—	—
Net Loss	(659,994)	(25,366)
Less: Net Loss Attributable to
Noncontrolling Interest	(75,825)	—
Net Loss Attributable to
Hartford Great Health Corp	$(584,169)	$(25,366)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	61,461,781	3,018,000

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended
	July 31,
	2019	2018
Net Loss	$(584,169)	$(25,366)
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	(6,392)	—
Total other comprehensive loss	(6,392)	—
Less: Total other comprehensive loss attributable to noncontrolling interest	—	—
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(6,392)	—
Total Comprehensive loss	$(590,561)	$(25,366)

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the years ended July 31, 2019 and 2018

					Accumulated
	Common Stock	Paid - in	Additional Accumulated	Comprehensive	Other Noncontrolling	Stockholders'	Total Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)

Balance, July 31 , 2017	3,018,000	$3,018	$283,113	$(307,281)	$—	$—	$(21,150)
Net (loss)	—	—	—	(25,366)	—	—	(25,366)
Additional Paid in Capital	—	—	47,128	—	—	—	47,128

Balance, July 31 , 2018	3,018,000	$3,018	$330,241	$(332,647)	$—	$—	$612
Net (loss)	—	—	—	(584,169)	—	(75,825)	(659,994)
Issuance of common stock	96,090,000	96,090	1,825,710	—	—	—	1,921,800
Return of capital	—	—	(1,430)	—	—	—	(1,430)
Contribution through acquisitions and new subsidiary	—	—	—	—	—	(5,316)	(5,316)
Foreign currency translation adjustment	—	—	—	—	(6,392)	—	(6,392)

Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	(6,392)	$(81,141)	$1,249,280

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net loss including noncontrolling interests	$(659,994)	$(25,366)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	13,721	530
(Gain) on disposal of property and equipment	(4,192)	—
Changes in operating assets and liabilities:
Prepaid and Other current receivables	(230,669)	—
Related party receivables	87,451	—
Inventories	(24,760)	—
Other assets	100,722	—
Related party payables	(579,870)	—
Other current payable	9,533	(1,596)
Other liabilities	28,196	—
Net cash (used in) operating activities	(1,259,862)	(26,432)
Cash flows from investing activities:
Cash proceeds from Acquisitions	50,470	—
Cash used in Acquisitions	(230,161)	—
Payments on loan receivable	(599,870)	—
Proceed of new loan	300,000	—
Purchases of property and equipment	(3,691)	—
Net cash (used in) investing activities	(483,252)	—
Cash flows from financing activities:
Contribution from noncontrolling interest	168,148	—
Proceeds from issuance of common stocks	1,921,800	—
Return of Capital	(1,430)	—
Principal payments on finance lease	(19,739)	—
Capital contribution from stockholders	—	25,948
Net cash provided by financing activities	2,068,779	25,948

Effect of exchange rate changes on cash	(28,385)	—
Net increase in cash, cash equivalents and restricted cash	297,280	(484)
Cash, cash equivalents and restricted cash at beginning of period	1,444	1,928
Cash, cash equivalents and restricted cash at end of period	$298,724	$1,444

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

Notes to Financial Statements

For the Years Ended July 31, 2019 and 2018

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

Organization: Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

As of July 31, 2019, the company has issued a total of 99,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise $1,921,800 capital in cash.

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”) at the same month.

Basis of Presentation: The consolidated financial statements include the accounts of Hartford Great Health Corp, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. In addition, the Company also consolidate a joint venture for which the Company is deemed to have a controlling financial interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to the noncontrolling interest.

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

Comprehensive Income (loss): For the year ended July 31, 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

Fair value measurement: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities or funds.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, current loan receivable, related party receivable, prepaid and other current receivable, accounts payable, related party payable and other current payable. The carrying amounts of afore-mentioned accounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents:

The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2019, $20,083 of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Loans and Receivables: As of July 31, 2019, the Company has $362,102 prepaid and other receivable balance, $107,616 short term and $200,000 long term loan receivables from third parties, and $713,612 related party receivables (see Note 13 Related Party Transactions ). The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of July 31, 2019, all balances are collectable.

Property and equipment, net: Property and equipment, net, are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Years
Leasehold improvements	Lesser of lease term or estimated useful life
ROU assets	Lease term
Furniture and fixtures	3-5
Office equipment and vehicles	3-5
Computer software	3-5

Expenditures for repairs and maintenance are charged to expense as incurred.

Other assets: Other assets consist of the deferred cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, which was acquired by the Company on March 22, 2019. The deferred cost is amortized over the lease term, 41 years commenced on October 2010. See Note 12 Finance Lease. The amortization is computed using the straight-line method over the lease term. As of July 31, 2019, the balance of $673,634 is subject to be amortized over the remaining lease term. Amortization expense for the year ended July 31, 2019, was $7,310.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of identifiable net assets acquired, is not amortized, in accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other. ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company’s goodwill were generated from new acquisitions during the year ended July 31, 2019. As of July 31, 2019, management determined that there was no impairment of goodwill.

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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs incurred during the years ended July 31, 2019 and 2018.

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

Reclassifications: Certain amounts on the prior- year statement of operation and statement of cash flows were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity, net income and cash flows.

Revenue Recognition: The Company is still under restructuring and synergizing its core business upon the completion of multiple acquisitions, limited operations occurred during the year ended July 31, 2019 and 2018. The revenue in 2019 was solely generated from HZLJ. HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous operating income. HZLJ recognizes service revenue when the following conditions are met: 1) services are provided; 2) evidence of an arrangement exists; 3) fees are fixed or determinable; and 4) collection is reasonably assured.  Billings to customers for which services are not rendered are considered deferred revenue. As a result, the adoption of ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or services to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of July 31, 2019 or 2018.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the year ended July 31, 2019 or 2018.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, Hartford Great Health Corp.'s operations has incurred losses since inception, resulting in an accumulated deficit of $916,816 as of July 31, 2019.  The Company’s operation provided consecutive negative cash flow, $1,259,862 and $26,432 for the years ended July 31, 2019 and 2018, respectively. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. 96,090,000 and 0 shares of common stock were issued during the years ended July 31, 2019 and 2018, respectively. The 96,090,000 shares were issued at $0.02 per share totaling $1,921,800 cash received. The total common stocks of 99,108,000 and 3,018,000 shares were issued and outstanding at the year ended July 31, 2019 and 2018, respectively.

NOTE 4.  ACQUISITIONS AND JOINT VENTURES

Acquisition of HZHF

On December 28, 2018, the Company acquired HZHF from a unrelated individual, an entity located at Hangzhou, China. The operation results of HZHF are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s identifiable assets acquired based on their fair value at the acquisition date. No business inputs, process and workforce have been acquired through the transaction. The Company accounted the transaction in accordance with the Asset Acquisitions guidance, a subsection of FASB ASC 805, Business Combinations. The related transaction costs were immaterial.

The calculation of purchase price and purchase price allocation is as following:

Identifiable Assets Acquired
Cash and cash equivalents	154
Other current assets	37,964
Property and equipment, net	4,038
Deferred Start-up cost, noncurrent	99,463
Total Consideration	141,619

Right after the transaction was consummated, the Company fully expensed the deferred start-up cost in accordance with US GAAP.

Acquisition of HZLJ

On March 22, 2019, HZHF acquired 60 percent ownership interest of HZLJ from Shanghai Qiao Garden Property Management Group, Ltd (“Qiao Garden Group”), an affiliate on which the Company’s management has significant influence. The acquisition expands the Company's capabilities in the travel and health management sectors as the hotel is located within walking distance of local tea farms and a protected nature preserve.

The results of operations of the acquired subsidiary are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations, under acquisition accounting method. The Company classifies the 40 percent ownership interest held by Shanghai Qiaohong Real Estate Co., Ltd., a related party as "Noncontrolling interest" on the consolidated balance sheet. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations. The calculation of purchase price and purchase price allocation is as follows:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$15,383
Accounts and Other receivables	13,224
Related party receivable	22,861
Property and Equipment, net	247,940
Other assets	699,066
Goodwill	466,847
Accounts payable	(2,671)
Related party payable	(1,232,512)
Other account payable	(28,772)
Other liabilities	(336,051)
Noncontrolling interest	240,613
Total consideration *	$105,928

*$16,537 payable due from HZLJ waived by HFHZ plus $89,891 (RMB600,000) cash payment totaled $105,928 consideration for the acquisition.

Goodwill is mainly attributable to synergies expected from the acquisition in hospitality industry and assembled workforce. Other assets and other liabilities are related to the deferred cost of obtaining the finance lease and the finance lease liabilities (see Note 12 Finance Lease). Related party payable consisted the unpaid portion of operating advances made to HZLJ by the affiliates which are under common control by the same management. Amount of $595,939 were due to Qiao Garden Group, which originally owned 60% of HZLJ. And amount of $596,348 were advanced from Shanghai DuBian Assets Management Ltd., which is controlled by the same management. These advances do not bear interest and are considered due on demand. Property and Equipment, net mainly consists of ROU assets, Furniture and fixtures and office equipment.

Acquisition of HFSH

On March 20, 2019, the Company acquired HFSH and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Intl Travel”). The original intent behind the acquisition was to use the travel agency to manage travel and lodging arrangements between China and the US for Chinese members of the anti-aging stem-cell treatment program. The results of operations of the acquired entities are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations, under acquisition accounting method. The Company classifies the un-acquired 10 percent ownership interest as "Noncontrolling interest" on the consolidated balance sheet. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations. The calculation of purchase price and purchase price allocation is as follows:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$35,886
Accounts and Other receivables	92,120
Property and Equipment, net	6,511
Related party receivable	791,445
Goodwill	573,170
Other current payable	(3,126)
Related party payable	(1,073,380)
Noncontrolling interest	(63,911)
Total consideration*	$358,715

*$223,477 payable due to HFHZ waived plus $135,238 (RMB907,737) cash payment totaled $358,715 consideration for the acquisition.

Goodwill is mainly attributable to synergies expected from the acquisition of travel agency license and assembled workforce. Amount of $677,463 related party receivable is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), owning 40 percent equity interest of HZLJ. HFSH loaned the amount to SH Qiaohong for two years on June 21, 2018, the related party loan bears annual interest of six percent. The balance will be paid back by June 30, 2020. Amount of $109,355 is due from one of the directors for business trips and business developing expenses and the amount is going to be reimbursed or paid back within three months. The remaining related party receivable are the operating advances made to multiple companies which are under common control by the same management. These advances do not bear interest and are considered due on demand. Related party payable consisted the unpaid portion of operating advances made to HFSH by the affiliates which are under common control by the same management. These advances do not bear interest and are considered due on demand. The majority advances, amount of $990,665 were from SH Qiaohong. HFSH used the amount for start-up expense and acquisition of 90 percent ownership of Qiao Garden Intl Travel acquisition.

Joint Venture – HF Int’l Education

Effective on March 22, 2019, HFSH entered into a joint venture agreement with SH Jingyu and one individual investor, to form a new entity Hartford International Education Technology Co., Ltd (“HF Int’l Education”) to provide childcare education services. The joint venture is owned 65% by HFSH, 20% by SH Jingyu and 15% by another individual investor. On July 11, 2019, a new agreement has been entered by HFSH, SH Jingyu, the individual investor and another new investor, Shanghai Hao Zhong Ji Educational Tech LLP (“SHHZJ”). Based on the new agreement, the joint venture is owned 58.5% by HFSH, 18% by SH Jingyu, 10% by SHHZJ and 13.5% by the individual investor. HFSH is responsible for the overall development and operation of HF Int’l Education. As a result, HFSH has the majority voting interest with primary beneficiary. The results of operations of HF Int’l Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the 41.5% ownership interest held by other three parties as "Noncontrolling interest" on the consolidated balance sheet. The registered capital for HF Intl Education is 5 million RMB. As of July 31, 2019, amount of RMB 2.45 million or USD 355,882 capital were injected and the remaining of RMB 2.55 million or US $370,408 is to be contributed by the shareholders.

Pro Forma Information

The following unaudited pro forma information has been prepared for illustrative purposes only, assumes that the acquisition occurred on August 1, 2017 and includes pro forma adjustments related to the noncontrolling interest allocation and the issuance of 96,090,000 common shares to finance the acquisitions. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on August 1, 2017, or of future results of operations. The unaudited pro forma results are as follows:

	Years ended July 31,
	2019	2018
Revenues	$162,424	$197,064
Net Loss	(1,010,870)	(123,548)
Less: Net Loss Attributable to
Noncontrolling Interest	(95,380)	(26,497)
Net Loss Attributable to
Hartford Great Health Corp	$(915,490)	$(97,051)
Weighted average shares outstanding:
Basic and diluted	99,108,000	99,108,000
Net loss per common share:
Basic and Diluted	(0.01)	(0.00)

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of July 31, 2019, these acquisition agreements have not yet taken effective as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

NOTE 5.  RESTRICTED CASH

The Company early adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The provisions of ASU-2016-18 are effective for the years beginning after December 31, 2019, with early adoption permitted. The restricted cash is collateral required by the local government in China for Qiao Garden Int’l Travel, which with its parent company HFSH, was acquired by the Company on March 20, 2019, to effect its business certificate.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	July 31, 2019	July 31, 2018
Cash and cash equivalents	$269,672	$1,444
Restricted cash, noncurrent	29,052	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$298,724	$1,444

NOTE 6.  LOAN RECEIVABLES, CURRENT AND NONCURRENT

The Company loaned another $99,870 to a third party, Longsheng Aquatic Products Co., Ltd. The loan bears annual interest rate of six percent. The term of loan started from February 14, 2019 and expires on May 13, 2019. On May 12, 2019, the loan has been extended for another year, expires on May 13, 2020. $2,780 of interest income was recognized during the year ended July 31, 2019.

The Company loaned $300,000 to a third party, Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan is six months, started from December 28, 2018 and expires on June 27, 2019. The loan has been fully paid back on February 5, 2019. The Company loaned another $200,000 to Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan started from March 4, 2019 and expires on September 3, 2019. Subsequently on August 30, 2019, the loan has been extended to September 3, 2020. $6,890 of interest income was recognized during the year ended July 31, 2019.

Loan receivables are not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of July 31, 2019, the estimated fair value of long term loan receivable, including the current portion was approximately $204,561.

NOTE 7. OTHER CURRENT RECEIVABLE

As of July 31, 2019, other current receivable, amount of $ 362,102, mainly consists of rental and property associate fee prepayments, deposits, and employee operating advances.

NOTE 8.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at July 31, 2019 and 2018:

	July 31,	July 31,
	2019	2018
Leasehold improvements	$23,366	$—
ROU assets (See Note 12)	272,860	—
Furniture and fixtures	235,360	—
Office equipment and vehicles	68,859	2,792
	600,445	2,792
Less: accumulated depreciation and amortization	(346,861)	(2,792)
	$253,584	$—

Depreciation expense for the years ended July 31, 2019 and 2018, was $ 6,411 and $ 530, respectively.

NOTE 9.  GOODWILL

The following is a roll-forward of goodwill for the year ended July 31, 2019:

	Hangzhou Longjing Qiao Fu Vacation Hotel	HFSH and Shanghai Qiao Garden Int'l Travel Agency	Total
Balance at July 31, 2018	$—	$—	$—
Acquisitions	466,847	573,170	1,040,017
Balance at July 31, 2019	$466,847	$573,170	$1,040,017

NOTE 10.  OTHER CURRENT PAYABLE

The following is a breakdown of the accounts and other payables as of July 31, 2019:

Payable to Acquiree	131,856
Other payables	44,000
Total Other current payables	175,856

Payable to acquiree is the unpaid consideration for the acquisitions described in Note 4 Acquisitions and Joint Venture.

NOTE 11.  OTHER LIABILITIES

Other liabilities mainly consist of the lease liabilities. See Note 12 Finance Lease.

NOTE 12.  FINANCE LEASE

The finance lease was obtained through HZLJ acquisition on March 22, 2019 (See Note 4 Acquisitions and Joint Venture). On October 1, 2010, HZLJ leased the land and hotel building for 41 years.  At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. The lease is classified as finance leases based on criteria in Accounting Standards Codification (“ASC”) 842. The finance lease is included in Property and Equipment and Other Liabilities in the balance sheet. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the lease did not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in China market. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and interest expense is calculated using the amortized cost basis.

Finance lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of July 31, 2019, finance lease right-of-use assets and lease liabilities was as follows:

July 31,
2019
Finance lease right-of-use assets, cost	$272,860
Less: accumulated amortization	(58,787)
Finance lease right-of-use assets, net	$214,073

Finance lease liabilities – current	$(20,336)
Finance lease liabilities – noncurrent	(315,710)
Total Lease Liabilities	$(336,046)

The components of lease cost for the year ended July 31, 2019:

July 31,
Finance leases:	2019
Amortization of ROU assets	$6,655
Interest on finance lease liabilities	25,134
Finance lease cost	$31,789

The following table reconciles the undiscounted future lease payments to the finance leases recorded in the balance sheet at the year ended July 31, 2019:

July 31,
2019
2020	$20,336
2021	21,062
2022	21,789
2023	22,515
2024 and thereafter	968,871
Total lease payments	1,054,573
Less interest	(718,527)
Total (included in Other Liabilities)	$336,046

The related cost to obtain this finance lease in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the lease term. The future amortization schedule for the other assets related to the cost of obtaining the lease as of July 31, 2019 is as following:

2020	$21,789
2021	21,789
2022	21,789
2023	21,789
2024 and thereafter	586,478
Total	$673,634

NOTE 13.  RELATED PARTY TRANSACTIONS

Equity Transactions

On October 2018, the Company refunded $1,430 of the additional paid in capital to the former CFO.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. The whole amount of proceeds has been collected.

During the year ended July 31, 2018, the Company converted prior borrowings of $47,128 from four stockholders to additional paid in capital. The stockholders have not received any equity for these advances from stockholders which were previously expected to be repaid by the Company.  Under the terms of the arrangement, simple interest accrued on these advances at 2% annually but this was forgiven.  Principal and interest were due upon the sale of the company or upon demand.  Stockholders have forgiven $237 of accrued interest for the twelve months ended July 31, 2018 related to these advances.  At the year-end date of July 31, 2018 there were $-0- advances from the stockholders and consequently there was no accrued interest related to these advances.

During the twelve months ended July 31, 2018, stockholders contributed $25,948. These contributions were made to fund the Company's ongoing operations and have been credited to additional paid in capital.

Related Party Receivables

As of July 31, 2019, amount of $ 674,524 is receivable from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), owning 40 percent equity interest of Longjing. The balance was acquired through HFSH acquisition. HFSH loaned the amount to SH Qiaohong for two years on June 21, 2018, the related party loan bears annual interest of six percent. The balance will be paid back by June 30, 2020. $ 14,099 of interest income was recognized during the year ended July 31, 2019.

The remaining related party receivable of $ 39,088 as of July 31, 2019, represents the operating advances made to the affiliates which are under common control by the same management. These advances do not bear interest and are considered due on demand.

On October 2018, the Company borrowed $30,000 from a potential investor to fund the Company's ongoing activities. It was an indefinite short-term loan with no interest bearing. The potential investor has not received any equity for this loan and this loan was paid back by the Company in the following quarter.

Related Party Payables

As of July 31, 2109, amount of $ 526,963 is payable to SH Qiaohong. The balance was part of the liability assumed by the company through HFSH acquisition. The original owner of HFSH used the amount from SH Qiaohong for start-up expense and 90 percent of Qiao Garden Intl Travel acquisition. This payable balance does not bear interest and is considered due on demand.

As of July 31, 2109, amount of $ 602,821 is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”). The balance was part of the liability assumed by the company through HZLJ acquisition. Qiao Garden Group originally owned HZLJ’s 60% share. Qiao Garden Group paid RMB 4 million in 2010 on behalf of HZLJ for lease rights acquisition. This payable balance does not bear interest and is considered due on demand.

The remaining related party payable of $ 197,775 as of July 31, 2019, represents the unpaid portion of operating advances made to the Company by following affiliates which are under common control by the same management. These advances do not bear interest and are considered due on demand.

Shanghai Senior Investment Ltd.	106,866
Shanghai Oversea Chinese Culture Media Ltd.	50,808
Various affiliates	40,101
197,775

As of July 31, 2019, the Company has $ 585,146 long term payable to Shanghai DuBian Assets Management Ltd., which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to long term debt, which expires on April 30, 2021, bearing with approximately 2.5 percent of annual interest. $ 3,739 of interest expense was recognized during the year ended July 31, 2019. The unpaid principle and interest will be due on the maturity date. This loan payable are not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of July 31, 2019, the estimated fair value of long term loan payable was approximately $584,674.

Other Related Party Transaction

Office space is provided to Hartford Great Health Corp. at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 14.  COMMITMENTS

During the year ended July 31, 2019, the Company acquired multiple entities and formed a joint venture entity, each entity maintains its own leased office building and property. As of July 31, 2019, future minimum rent payments under these lease agreements are as follows:

Minimum
Lease
Obligations
Years ending July 31:
2020	926,260
2021	953,990
2022	883,552
2023	448,908
2024	377,208
Thereafter	917,848
4,507,766

Rental expense under all operating leases totaled $ 301,277 for the year ended July 31, 2019, respectively. Rent expense totaled $0 for the year ended July 31, 2018.

The Company has entered into an agreement with the Company’s legal consultant. The monthly retainer of $2,500 for the legal consultant’s service.

NOTE 15.  INCOME TAXES

For the years ended July 31, 2019 and 2018, we recorded income tax expense of $0, respectively due to the loss position in the years since inception.

Hartford Great Health Corp.'s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Net NOL carry-forward	NOL expires	Estimated tax benefit from NOL and other tax benefits	Valuation allowance	Change in valuation allowance	Net deferred tax asset
July 31, 2018	$332,647	2038	$66,000	$(66,000)	$(5,000)	$-
July 31, 2019	$916,816	2039	$275,045	$(275,045)	$(209,045)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2019	2018
Income tax benefit at statutory rate	(27.5)%	(20.0)%
Foreign tax difference	(2.5)%	—
Deferred income tax valuation allowance	30.0%	20.0%
Income tax expense/(benefit) rate	—%	—%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset. Other temporary differences and estimated permanent differences are considered immaterial.  Open tax years subject to examination by the IRS range from August 1, 2015 to the present.  The Company has no uncertain tax positions.

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

The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government.

The Company has been in loss position for years since inception and zero balances of tax provisions, deferred tax assets and liabilities as of the reporting periods ended. The tax reforms have no significant impacts on the Company.

NOTE 16.  SEGMENT INFORMATION

The Company currently operates in one industry segment, being the hospitality housing and travel agency services through its subsidiaries in China. As of July 31, 2019, the subsidiary had an amount of $2,547,989 in total assets, excluding inter-company balances, and it generated $56,174 in revenue. There was no revenue generated from inter-company transactions.

NOTE 17.  SUBSEQUENT EVENTS

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted the following subsequent events to be disclosed.

On September 30, 2019, HF Int’l Education entered a long term debt agreement with a related party party, SH Qiao Hong. The debt agreement provides a line of credit not to exceed RMB 9.0 million and expires on September 30, 2021, bearing with approximately 3.0 percent of annual interest. The unpaid principle and interest will be due on the maturity date.

On September 30, 2019, HF Int’l Education entered another long term debt agreement with a related party party, Shanghai Oversea Chinese Culture Media Ltd. The debt agreement provides a line of credit not to exceed RMB 5.0 million and expires on September 30, 2021, bearing with approximately 3.0 percent of annual interest. The unpaid principle and interest will be due on the maturity date.

The purpose of the loans is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education).

HF Int’l Education have its first early childhood education center in PuDong, Shanghai. The soft opening began on September 20, 2019, and the official grand opening is on October 28, 2019. Up until October 17, 2019, student pre-enrollments have generated approximately RMB280,000 in revenue.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. Based on this assessment, management believes that as of July 31, 2019, our internal control over financial reporting was not effective based on those criteria.

Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

· Inadequate financial reporting processes to interpret and apply accounting principles generally accepted in the United States;

· Lack of well-established procedures to identify, approve and report related party transactions.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since
Lianyue Song Los Angeles, CA	60	President, Chief Executive Officer and Director	2019
Sheng-Yih Chang Los Angeles, CA	48	Chief Financial Officer, Secretary and Director	2018
Yuan Lu Shanghai, CHINA	33	Director	2019
Xueying Song Los Angeles, CA	35	Director	2019
Xin Dong Los Angeles, CA	35	Director	2018

 Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each member of the board of directors:

Lianyue Song. Mr. Lianyue Song was born in Jiangsu, China. Since 1976, from an ordinary small business owner to today's business leader, Qiao Garden Group founder, Chairman and President, for the past 35 years. Mr. Song graduated from Renmin University of China, major in Journalism Professional Photography, and won the "Ten Outstanding Chinese Photographer" title in 1987. In 1989, he was resigned from Naval Air Force as a Lieutenant Commander and started his business and worked very hard to build this "Qiao Garden Business Empire". Over 20 years, Mr. Lianyue Song has led Qiao Garden Group from scratch, from small to large, from weak to strong and successfully developed a commercial real estate based resort chain derived from the vacation health industry, the chain office industry, high-end dining industry and cultural media industry. In the meantime Mr. Song has studied EMBA graduate school at Shanghai Jiaotong University, also served as Vice President of the Federation of Chinese Associations of Southern California, Southern California Real Estate Association in United States, the Chief Planner and Producer of the global public offering of the "Chamber of Commerce" magazine, Vice President of Shanghai Chamber of Commerce, China Chamber of Commerce Executive Director and Vice President of the Chinese Private Entrepreneurs. In 2010, he was awarded "Chinese Outstanding Private Entrepreneurs", "Chinese Economy One of Hundred Outstanding Figures". He started the "Happy Senior Retirement Technology Network Incorporation nationwide since 2012 and now he is a Director of HQDA Elderly Life Network Corp.

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

Xueying Song. Mr. Xueying Song has served as the Vice President of Hangzhou Haofu Health Management Company, a medical device provider and health product manufacturer in China, since 2017. Mr. Song served as the Vice President of Financing Operations at China Fang Group Investment Company, an investment company focus on real estate development in China, from 2016 through 2017, as the Deputy Chief Executive Officer of China Fang Group Assets Corporation, an assets management company in China, from 2013 through 2016, as a Vice President at Suwu Futures Group Corporation, a company that focus on futures investment and management in China, from 2010 through 2013, as the Deputy Manager of the Asset Management Department at Hongye Futures Group Corporation, a futures investment and management company in China, from 2008 through 2010, as a Regional Director at Huatai Securities Co., Ltd., a security company in China, from 2006 through 2008, and as a Business Manager at Xintai Securities, a security company in China, from 2001 through 2006. Mr. Song holds a Bachelor of Science and Management Degree in Civil Engineering from Southeast University in China and a Law Degree from Nanjing University of Science and Technology.

Yuan Lu. Ms. Lu graduated in 2008 with a Bachelor's Degree from Anhui University of Technology in China majoring in International Trade and Economics. In 2013, Ms. Lu earned a Master's Degree in International Language Arts from Shanghai University of Finance and Economics in China. From 2008-2009, Ms. Lu was an Assistant Teacher at New Channel International Educated Group, Ltd. From 2009-2010, Ms. Lu was a Customs Broker and Procurement Buyer at Shanghai Pan-Resources Imp&Exp Co., Ltd. From 2010 through the present, Ms. Lu has served as the Assistant CEO at Shanghai Overseas Chinese Culture Media Co., Ltd.

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

Director Independence

The Board consists of five members, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect.

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

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations within the United States of America. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations within the United States.

ITEM 11. EXECUTIVE COMPENSATION

Beginning January 1, 2019, a monthly payroll salary of $3,000 has been offered to Sheng-Yih Chang, the Company’s CFO. No other officer or director has received annual compensation. There has been no compensation awarded to, earned by, or paid to the named executive officer or director other than the CFO’s wage.  There is no compensation to the executive officers planned for the next year.  Such compensations will be brought to discussion in next board meeting.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of July 31, 2019.

Anticipated Officer and Director Remuneration

Except for the monthly wage paid to the CFO, the Company has not to date paid any other compensation owed to any officer or director as of date hereto. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 14, 2019, there are a total of 99,108,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name of Beneficial Owner	Address of Beneficial Owner	Shares Beneficially Owned Number	Percentage (%)
YUAN LU	RM 3806 218 WUSONG RD,HONGKOU DISTRICT SHANGHAI,CHINA	32,440,000	32.7%
LIANYUE SONG	8832 GLENDON WAY,ROSEMEAD,CA 91770	20,000,000	20.2%
XIN DONG	8832 GLENDON WAY,ROSEMEAD,CA 91770	2,400,000	2.4%
XUEYING SONG	8832 GLENDON WAY,ROSEMEAD,CA 91770	1,000,000	1.0%
SHENG-YIH CHANG	8832 GLENDON WAY,ROSEMEAD,CA 91770	1,000,000	1.0%
	Total Officers and Directors (5)	56,840,000	57.4%

Each shareholder known to us to own beneficially more than 5% of our common stock:

Name of Beneficial Owner	Address of Beneficial Owner	Shares Beneficially Owned Number	Percentage (%)
DANFENG GU	RM 218 WUSONG ROAD, HONGKOU DISTRICT, SHANGHAI, CHINA	18,400,000.00	18.6%
GESHENG LU	1F QIAO GARDEN 73, WUHUA RD HONGKOU DISTRICT, SHANGHAI, CHINA	4,950,000.00	5.0%
HONG WANG	729 CARRIAGE HOUSE DR., ARCADIA, CA 91006	10,000,000.00	10.1%

Changes in Control

Effective January 1, 2019 Xin Dong resigned from his position as President/CEO and Lianyue Song became the President/CEO/Director of Hartford Great Health Corp. Yuan Lu became a Director of Hartford Great Health Corp.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. The whole amount of proceeds has been collected.

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

During the twelve months ended July 31, 2018, stockholders contributed $25,948 .These contributions were made to fund the Company's ongoing operations and have been credited to additional paid in capital.

Office space is provided to Hartford Great Health Corp. at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP and Haynie & Company in the last two years ended July 31, 2019:

	2019	2018
Audit Fees	$18,000	$9,900
Audit Related Fees	44,000	3,642
Tax Fees	—	—
All other fees	—	—
Total Fees	$62,000	$13,542

It is the policy of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the principal accounting firm reflected above were approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Our consolidated financial statements are listed under Part II, Item 8, of this Annual Report.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our Consolidated Financial Statements or the notes thereto.

3.	Exhibits

The following exhibits are filed with or incorporated by referenced in this report:

21.1 Subsidiaries of the Company

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lianyue Song.

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang

32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lianyue Song and Sheng-Yih Chang

101  Interactive Data Files

Item 16—Form 10-K Summary

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: November 14, 2019	By:	/s/ LIANYUE SONG
Lianyue Song Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lianyue Song	Chief Executive Officer, President, Dir.	November 14, 2019
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	November 14, 2019
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Xueying Song	Director	November 14, 2019
Xueying Song

/s/ Yuan Lu	Director	November 14, 2019
Yuan Lu

/s/ Xin Dong	Director	November 14, 2019

Xin Dong

