Form 10-Q
period 2019-10-31
Hartford Great Health Corp.
filed 2019-12-16
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,108,000 shares of common stock outstanding as of December 13, 2019.

HARTFORD GREAT HEALTH CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2019	July 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$116,240	$269,672
Current Loan receivables	312,214	107,616
Prepaid and Other current receivables	360,112	386,700
Related party receivables	716,340	713,612
Total Current Assets	1,504,906	1,477,600
Non-Current Assets
Restricted cash, noncurrent	28,414	29,052
Property and equipment, net	318,576	253,584
Loan receivable, noncurrent	—	200,000
Goodwill	991,759	1,040,017
Other assets	4,589,731	673,634
Total Non-Current Assets	5,928,480	2,196,287
TOTAL ASSETS	$7,433,386	$3,673,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Related party payables	$1,571,672	$1,327,559
Other current payables	971,174	175,856
Total Current Liabilities	2,542,846	1,503,415

Long-term loan from related party	575,943	585,146
Other liabilities	3,492,655	336,046
TOTAL LIABILITIES	6,611,444	2,424,607
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	—	—
Common stock - $0.001 par value, 300,000,000 shares authorized,
99,108,000 shares issued and outstanding	99,108	99,108
Additional paid-in capital	2,154,521	2,154,521
Accumulated deficit	(1,222,519)	(916,816)
Accumulated other comprehensive Loss	(51,612)	(6,392)
Noncontrolling interest	(157,556)	(81,141)
Total Stockholders' Equity	821,942	1,249,280
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,433,386	$3,673,887

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,
	2019	2018
Service revenues	$64,516	$—
Operating expenses
Cost of revenues	19,339	—
Depreciation and amortization	9,552	—
General and administrative	414,334	3,749
Selling expenses	15,277	—
Total Operating Expenses	458,502	3,749
Operating Loss	(393,986)	(3,749)
Other Income (Expense)
Interest income, net	3,913	—
Other income	851	—
Other income, net	4,764	—
Loss before income taxes	(389,222)	(3,749)
Income Tax Expense	—	—
Net Loss	(389,222)	(3,749)
Less: Net Loss Attributable to
Noncontrolling Interest	(83,519)	—
Net Loss Attributable to
Hartford Great Health Corp	$(305,703)	$(3,749)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	99,108,000	3,018,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended October 31,
	2019	2018
Net Loss	$(305,703)	$(3,749)
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	(45,220)	—
Total other comprehensive income	(45,220)	—
Less: Total other comprehensive income attributable to noncontrolling interest	—	—
Total Other Comprehensive Income Attributable to Hartford Great Health Corp	(45,220)	—
Total Comprehensive loss	$(350,923)	$(3,749)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2018	3,018,000	$3,018	$330,241	$(332,647)	$—	$—	$612
Net (loss)	—	—	—	(3,749)	—	—	(3,749)
Issuance of common stock
Return of capital	—	—	(1,430)	—	—	—	(1,430)
Contribution through acquisitions and new subsidiary	—	—	—	—	—	—	—

Balance, October 31, 2018 (unaudited)	3,018,000	$3,018	$328,811	$(336,396)	$—	$—	$(4,567)

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss) for the period	—	—	—	(305,703)	—	(83,519)	(389,222)
Contribution from noncontrolling interest	—	—	—	—	—	7,104	7,104
Foreign currency translation adjustment	—	—	—	—	(45,220)	—	(45,220)
Balance, October 31, 2019 (unaudited)	99,108,000	$99,108	$2,154,521	$(1,222,519)	$(51,612)	$(157,556)	$821,942

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Three months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss including noncontrolling interests	$(389,222)	$(3,749)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	9,552	—
Changes in operating assets and liabilities:
Prepaid and Other current receivables	13,367	—
Related party receivables	(9,051)	—
Other assets	(3,906,216)	—
Related party payables	265,568	—
Other current payable	793,089	503
Other liabilities	3,159,616	—
Net cash (used in) operating activities	(63,297)	(3,246)
Cash flows from investing activities:
Purchases of property and equipment	(74,283)	—
Net cash (used in) investing activities	(74,283)	—
Cash flows from financing activities:
Contribution from noncontrolling interest	7,049	—
Return of Capital	—	(1,430)
Principal payments on finance lease	(19,739)	—
Capital contribution from stockholders	—	30,000
Net cash (used in) provided by financing activities	(12,690)	28,570

Effect of exchange rate changes on cash	(3,800)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(154,070)	25,324
Cash, cash equivalents and restricted cash at beginning of period	298,724	1,444
Cash, cash equivalents and restricted cash at end of period	$144,654	$26,768

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended October 31, 2019 and 2018

 (unaudited)

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

Organization: Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plans.

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”) at the same month. On July 24, 2019, HF Int’l Education established a 100% owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”).

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on November 14, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three months ended October 31, 2019 are not necessarily indicative of the results expected for the full year ending July 31, 2020.

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

Comprehensive Income (loss): For the three months ended October 31, 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of October 31, 2019, none of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Loans and Receivables: The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of October 31, 2019, all balances are collectable based on management’s assessment.

Property and equipment, net: Property and equipment, net, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Years
Leasehold improvements	Lesser of lease term or estimated useful life
ROU assets-Finance lease	Lease term
Furniture and fixtures	3-5
Office equipment and vehicles	3-5
Computer software	3-5

Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of identifiable net assets acquired, is not amortized, in accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other. ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company’s goodwill was generated from new acquisitions during the year ended July 31, 2019. As of October 31, 2019, management determined that there was no impairment of goodwill.

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

Advertising costs: Advertising costs are expensed as incurred. During the three months ended October 31, 2019, amount of $5,964 advertising expense was incurred. No advertising costs incurred during the three months ended October 31, 2018.

Income Taxes: The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Revenue Recognition: The Company is still under restructuring and synergizing its core business upon the completion of multiple acquisitions, limited operations occurred during the three months ended October 31, 2019 and 2018. The revenue during the three months ended October 31 2019 was mainly generated from HZLJ and HF Int’l Education. HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous operating income. HF Int’l Education generates revenue from childhood education services. Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation..  Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities for the three months ended October 31, 2019 or 2018.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three months ended October 31, 2019 or 2018.

Recent Accounting Pronouncements:

Recently issued accounting pronouncements not yet adopted

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

Recently adopted accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) , to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018 and allows for early adoption. The adoption of ASU No. 2018-02 didn’t have an impact on the Company’s financial position, results of operations and liquidity.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to August 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet at August 1, 2019 for the adoption of the new lease standard was as follows:

	Balance at July 31, 2019	Adjustments	Balance at August 1, 2019
Assets:
Prepaid and Other current receivables	386,700	(21,083)	365,617
Other assets	673,634	4,196,680	4,870,314

Liabilities:
Other current payable	175,856	704,861	880,717
Other liabilities	336,046	3,460,754	3,796,800

The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed Consolidated Statement of Operation and condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 12 Leases.

NOTE 2.  GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, Hartford Great Health Corp.'s operations has incurred losses since inception, resulting in an accumulated deficit of $1,222,519 and $916,816 as of October 31, 2019 and July 31, 2019, respectively.  The Company’s operation provided consecutive negative cash flow, $63,297 and $3,246 for the three months ended October 31, 2019 and 2018, respectively. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise $1,921,800 capital in cash. As of October 31, 2019 and July 31, 2019, the company has issued a total of 99,108,000 shares of common stock.

NOTE 4.  ACQUISITIONS AND JOINT VENTURES

Acquisition of HZHF

On December 28, 2018, the Company acquired HZHF from an unrelated individual, an entity located at Hangzhou, China. The operation results of HZHF are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s identifiable assets acquired based on their fair value at the acquisition date. No business inputs, process and workforce have been acquired through the transaction. The Company accounted the transaction in accordance with the Asset Acquisitions guidance, a subsection of FASB ASC 805, Business Combinations. The related transaction costs were immaterial.

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

The results of operations of the acquired subsidiary are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations, under acquisition accounting method. The Company classifies the 40 percent ownership interest held by Shanghai Qiaohong Real Estate Co., Ltd., a related party, as "Noncontrolling interest" on the Consolidated Balance Sheet. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying Consolidated Statements of Operations. The calculation of purchase price and purchase price allocation is as follows:

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

Acquisition of HFSH

On March 20, 2019, the Company acquired HFSH and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Intl Travel”) from an unrelated individual. The original intent behind the acquisition was to use the travel agency to manage travel and lodging arrangements between China and the US for Chinese members of the anti-aging stem-cell treatment program. The results of operations of the acquired entities are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations, under acquisition accounting method. The Company classifies the un-acquired 10 percent ownership interest as "Noncontrolling interest" on the consolidated balance sheet. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations. The calculation of purchase price and purchase price allocation is as follows:

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

Joint Venture – HF Int’l Education

Effective on March 22, 2019, HFSH entered into a joint venture agreement with SH Jingyu and one individual investor, to form a new entity Hartford International Education Technology Co., Ltd (“HF Int’l Education”) to provide childcare education services. The joint venture is owned 65% by HFSH, 20% by SH Jingyu and 15% by another individual investor. On July 11, 2019, a new agreement has been entered by HFSH, SH Jingyu, the individual investor and another new investor, Shanghai Hao Zhong Ji Educational Tech LLP (“SHHZJ”). Based on the new agreement, the joint venture is owned 58.5% by HFSH, 18% by SH Jingyu, 10% by SHHZJ and 13.5% by the individual investor. HFSH is responsible for the overall development and operation of HF Int’l Education. As a result, HFSH has the majority voting interest with primary beneficiary. The results of operations of HF Int’l Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the 41.5% ownership interest held by other three parties as "Noncontrolling interest" on the consolidated balance sheet. The registered capital for HF Intl Education is RMB 5 million. As of October 31, 2019, amount of RMB 2.6 million or USD 369,386 capital were injected and the remaining of RMB 2.4 million or USD 340,972 is to be contributed by the shareholders. On July 24, 2019, HF Int’l Education established a wholly owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) to provide childcare education services.

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

	Three months ended October 31,
	2019	2018
Service Revenues	$64,516	$29,709
Net Loss	(389,222)	(201,280)
Less: Net Loss Attributable to
Noncontrolling Interest	(83,519)	(7,637)
Net Loss Attributable to
Hartford Great Health Corp	$(305,703)	$(193,643)
Weighted average shares outstanding:
Basic and diluted	99,108,000	99,108,000
Net loss per common share:
Basic and Diluted	(0.00)	(0.00)

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of October 31, 2019, these acquisition agreements have not yet taken effect as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

NOTE 5.  RESTRICTED CASH

The Company early adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The provisions of ASU-2016-18 are effective for the years beginning after December 31, 2019, with early adoption permitted. The restricted cash is collateral required by the local government in China for Qiao Garden Int’l Travel, acquired with its parent company HFSH on March 20, 2019, to maintain its business certificate.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	October 31, 2019 (unaudited)	October 31, 2018 (unaudited)
Cash and cash equivalents	$116,240	$26,768
Restricted cash, noncurrent	28,414	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$144,654	$26,768

NOTE 6.  LOAN RECEIVABLES, CURRENT AND NONCURRENT

The Company loaned $99,870 to a third party, Longsheng Aquatic Products Co., Ltd. The loan bears annual interest rate of six percent. The term of loan started from February 14, 2019 and extended for one more year to May 13, 2020 on May 12, 2019. $1,531 of interest income was recognized during the three months ended October 31, 2019. Total interest receivable of $4,311 and $2,780 were accrued as of October 31, 2019 and July 31, 2019, respectively.

The Company loaned $300,000 to a third party, Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan is six months till June 27, 2019. On February 5, 2019, the loan has been fully paid back with $1,923 interest charges.

The Company loaned another $200,000 to Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan started from March 4, 2019 and extended to September 3, 2020 on August 30, 2019. $3,067 of interest income was recognized during the three months ended October 31, 2019. Total interest receivable of $8,033 and $4,967 were accrued as of October 31, 2019 and July 31, 2019, respectively.

Loan receivables are not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. The estimated fair value of long-term loan receivable was approximately $0 and $204,561 as of October 31, 2019 and July 31, 2019, respectively.

NOTE 7.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at October 31, 2019 and July 31, 2019:

	October 31, 2019	July 31, 2019
	(unaudited)
Leasehold improvements	$22,854	$23,366
Finance lease assets	266,875	272,860
Furniture and fixtures	230,196	235,360
Office equipment and vehicles	73,174	68,859
Construction in progress	69,027	—
	662,126	600,445
Less: accumulated depreciation and amortization	(343,550)	(346,861)
	$318,576	$253,584

Depreciation expense for the three months ended October 31, 2019 and 2018 was $4,265 and $0, respectively.

NOTE 8. OTHER ASSETS

Other assets consist of the following at October 31, 2019 and July 31, 2019:

	October 31, 2019 (unaudited)	July 31, 2019
Operating lease assets	$3,936,201	$—
Deferred cost of finance lease	653,530	673,634
	$4,589,731	$673,634

ROU assets - operating leases was resulted from the adoption of ASU No. 2016-02. Additional information and disclosures are contained in Note 12 Leases

The cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, which was acquired by the Company on March 22, 2019, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the lease term. Amortization expense of deferred cost of finance lease for the three months ended October 31, 2019 and 2018 was $5,287 and $0, respectively.

The future amortization schedule for the other assets related to the cost of obtaining the finance lease as of October 31, 2019 is as following:

2020 (excluding the three months ended October 31, 2019)	$15,983
2021	21,311
2022	21,311
2023	21,311
2024	21,311
2025 and thereafter	552,303
Total	$653,530

NOTE 9.  GOODWILL

Our goodwill balance is solely attributable to acquisitions during 2019. There have been no impairment charges recorded against goodwill. The following is a roll-forward of goodwill for the year ended July 31, 2019 and for the three months ended October 31, 2019:

	Hangzhou Longjing Qiao Fu Vacation Hotel	HFSH and Shanghai Qiao Garden Int'l Travel Agency	Total
Balance at July 31, 2018	$—	$—	$—
Acquisitions	466,847	573,170	1,040,017
Impairment	—	—	—
Balance at July 31, 2019	$466,847	$573,170	$1,040,017
Acquisitions	—	—	—
Impairment	—	—	—
Foreign Exchange	(21,661)	(26,597)	(48,258)
Balance at October 31, 2019 (unaudited)	$445,186	$546,573	$991,759

NOTE 10.  OTHER CURRENT PAYABLE

The following is a breakdown of the accounts and other payables as of October 31, 2019 and July 31, 2019:

	October 31, 2019 (unaudited)	July 31, 2019
Payable to Acquirees	$128,964	$131,856
Lease Liabilities, current	767,297	—
Other payables	74,913	44,000
	$971,174	$175,856

Payable to acquiree is the unpaid consideration for the acquisitions described in Note 4 Acquisitions and Joint Venture.

Lease liability is the current portion of operating lease liabilities resulting from ASU No. 2016-02 adoption. See Note 12 Leases.

NOTE 11.  OTHER LIABILITIES

Other liabilities mainly consist below lease liabilities. See Note 12 Leases.

	October 31, 2019 (unaudited)	July 31, 2019
Finance Lease liability	$294,427	$336,046
Operating lease liabilities	3,198,228	—
	$3,492,655	$336,046

NOTE 12.  LEASES

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification (“ASC”) 842.

Operating leases are included in Other Assets, Other current liabilities and Other Liabilities, finance leases are included in Property and Equipment and Other Liabilities in the condensed Consolidated Balance Sheet.

Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the lease did not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in China market. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and interest expense is calculated using the amortized cost basis.

As of October 31, 2019, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from two years to seven years, with various term extensions available. Our finance lease has remaining lease term of thirty-two years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

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

Lease-related assets and liabilities at October 31, 2019 and July 31, 2019 were as follows:

	October 31,	July 31,
	2019 (unaudited)	2019
Assets
Finance lease ROU assets, cost	$266,875	$272,860
Less: accumulated amortization	(59,125)	(58,787)
Finance lease ROU assets, net	207,750	214,073
Other assets - operating lease ROU assets	3,936,201	—
Total Lease assets	$4,143,951	$214,073
Liabilities
Other current payable - operating leases	$767,297	$—
Other current payable - finance leases	20,600	20,336
Other liabilities - operating leases	3,198,228	—
Other liabilities - finance lease	294,427	315,710
Total Lease liabilities	$4,280,552	$336,046

The components of lease cost for the three months ended October 31, 2019 was as follows:

Three months ended
October 31, 2019
Operating lease cost	$203,570
Finance leases:
Amortization of ROU assets	1,627
Interest on finance lease liabilities	6,242
Finance lease cost	7,869
Total lease cost	$211,439

Supplemental cash flow information for leases for the three months ended October 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$122,782
Financing cash flows from finance leases	19,739

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at October 31, 2019 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.2	32
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at October 31, 2019:

	Operating Leases	Finance Lease
2020 (excluding the three-month ended October 31, 2019)	$774,228	$—
2021	1,125,530	20,600
2022	975,909	21,311
2023	653,957	22,021
2024	573,855	22,731
2025 and thereafter	704,371	924,888
Total future lease payments	$4,807,850	$1,011,551
Less interest	(842,325)	(696,524)
Present value of future lease payments	$3,965,525	$315,027
Lease liabilities, current	(767,297)	(20,600)
Other liabilities	$3,198,228	$294,427

NOTE 13.  RELATED PARTY TRANSACTIONS

Equity Transactions

On October 2018, the Company refunded $1,429 of the additional paid in capital to the former CFO.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. The whole amount of proceeds has been collected.

Related Party Receivables

As of October 31, 2019 and July 31, 2019, amount of $669,204 and $674,524, respectively, is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of Longjing. The balance was acquired through HFSH acquisition. HFSH loaned the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. The balance will be paid back by June 30, 2020. $9,404 of interest income was recognized during the three months ended October 31, 2019.

The remaining related party receivable of $47,136 and $39,088 as of October 31, 2019 and July 31, 2019, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

On October 2018, the Company borrowed $30,000 from a potential investor to fund the Company's ongoing activities. It was an indefinite short-term loan with no interest bearing. The loan was paid back by the Company in the following quarter.

Related Party Payables

As of October 31, 2019 and July 31, 2019, amount of $525,334 and $526,963, respectively, is payable to SH Qiaohong. The balance was part of the liability assumed through HFSH acquisition. This payable balance does not bear interest and due on demand.

As of October 31, 2019 and July 31, 2019, amount of $589,598 and $602,821, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was part of the liability assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

The remaining related party payable of $456,740 and $197,775 as of October 31, 2019 and July 31, 2019, respectively, represents the unpaid portion of operating advances made to the Company by following affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

	October 31, 2019 (Unaudited)	July 31, 2019
Shanghai Senior Investment Ltd.	$58,102	$106,866
Shanghai Oversea Chinese Culture Media Ltd.	359,062	50,808
Various affiliates	39,576	40,101
Total	$456,740	$197,775

As of October 31, 2019 and July 31, 2019, the Company has $575,943 and $585,146, respectively, long-term payable to Shanghai DuBian Assets Management Ltd., which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to long term debt, which expires on April 30, 2021, bearing approximately 2.5 percent of annual interest. $3,606 of interest expense was recognized during the three months ended October 31, 2019. The unpaid principle and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of October 31, 2019 and July 31, 2019, the estimated fair value of long term loan payable was approximately $581,085 and $584,674, respectively.

Other Related Party Transaction

Office space is provided to Hartford Great Health Corp. at no additional cost by the sole executive officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

On September 30, 2019, HF Int’l Education entered a long-term debt agreement with a related party, SH Qiao Hong. The debt agreement provides a line of credit up to RMB9.0 million and expires on September 30, 2021, bearing approximately 3.0 percent of annual interest. The unpaid principle and interest will be due on the maturity date.

On September 30, 2019, HF Int’l Education entered another long-term debt agreement with a related party, Shanghai Oversea Chinese Culture Media Ltd. The debt agreement provides a line of credit up to RMB 5.0 million and expires on September 30, 2021, bearing approximately 3.0 percent of annual interest. The unpaid principle and interest will be due on the maturity date.

As of October 31, 2019, no balance has been borrowed from these two related parties by HF Int’l Education.

NOTE 14.  COMMITMENTS

There has been no material contractual obligations and other commitments except the lease commitments disclosed in Note 12 Leases.

NOTE 15.  SEGMENT INFORMATION

The Company currently operates in two industry segments: hospitality, travel agency and childhood education care industry in China. No operation at travel agency industry for the three months ended October 31, 2019 because of business restructuring. Segment information on assets as of October 31, 2019 and revenue generated during the three months ended October 31, 2019, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$26,857	$37,659	$—	$64,516
Operating loss	(167,896)	(159,616)	(66,474)	(393,986)
Operating loss before tax	(167,730)	(159,616)	(61,876)	(389,222)
Net Loss Attributable to Hartford Great Health Corp	(125,622)	(118,205)	(61,876)	(305,703)
Total assets (excluding Intercompany balances)	2,868,817	3,491,432	1,073,137	7,433,386

As of July 31, 2019, the company only operated in hospitality industry in China. The subsidiary had an amount of $2,547,989 in total assets, excluding inter-company balances, and it generated $56,174 in revenue. There was no revenue generated from inter-company transactions.

NOTE 16.  SUBSEQUENT EVENTS

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted no subsequent events to be disclosed.

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

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month period ending October 31, 2019. It also analyzes our financial condition at October 31, 2019 and compares it to our financial condition at July 31, 2019. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2019, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2019, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of October 31, 2019, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

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

The subsidiary of HFUS in Shanghai (HFSH) plans to borrow operating funds from two related party entities, SH Qiao Hong and SH Oversea Chinese Culture Media Ltd. The purpose of the loan is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). HFUS holds 58.5% ownership of HF Int’l Education and have control over HF Int’l Education. On July 24, 2019, HF Int’l Education established a subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) to provide childcare education services.

•	HF Int’l Education has its first early childhood education center in PuDong, Shanghai. The soft opening began on September 20, 2019, and the official grand opening was on October 28, 2019. The projected monthly revenue six months from now will be RMB800,000 per month for this education center and it will begin seeking profit.
•	By the end of December, 2019, HF Int’l Education plans to acquire approximately 60% ownership of an existing, and operating childhood education center located in HongQiao, Shanghai. The acquisition price for this establishment will be evaluated prior to reaching an agreement.
•	In January of 2020, HF Int’l Education will invest RMB1,200,000 to establish a third education center in HongKou, Shanghai, holding 55% ownership of the business. The HongKou center plans to have its opening in April of 2020.
•	In February of 2020, HF Int’l Education will invest RMB1,500,000 to establish a fourth education center in JingAn, Shanghai, holding 60% ownership of this center. The JingAn center plans to have its opening in June of 2020.
•	Beginning November of 2019, HF Int’l Education plans to use its current office and resources to collaborate with potential franchisees to establish a nationwide early childhood education faculty training institute based in Shanghai. The faculty training program is expected to start as early as December of 2019.
•	HF Int’l Education plans to launch a nationwide early childhood education center franchise operation model in June of 2020. This model will utilize “Hartford” as its main brand and will incorporate existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model is expected to attract other education centers to join the “Hartford” brand, and HF Int’l Education expects to generate revenue from franchise and management fees.

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

Results of Operations – Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018.

Revenue: We recognized $64,516 and $0 revenue in the three months ended October 31, 2019 or 2018. The revenue during the three months ended October 31, 2019 was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in China. The other business lines with limited operations have not generated revenue yet. In 2018, we didn’t have any revenue generated.

Operating Expenses: Operating expenses increased to $458,502 for the three months ended October 31, 2019, compared to $3,749 during the comparable period of 2018. During the three months ended October 31, 2019, legal and accounting fees increased by $54,625, general and administrative expenses increased by $383,427, investor relations decreased by $2,483, and depreciation expenses increased by $9,552. The increase of general and administrative expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development.

Other Income (Expense): Other income increased to $4,764 for the three months ended October 31, 2019, compared to $0 of other income for the corresponding period of 2018. The increase of other income was mainly resulted from interest income of loan receivables.

Net Loss Attributable to Noncontrolling Interest: For the three months ended October 31, 2019, we recorded a net loss attributable to Noncontrolling interest of $83,519 compared to $0 for the corresponding period of 2018. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the year ended July 31, 2019.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $305,703 or $(0.00) per share for the three months ended October 31, 2019, compared to a net loss of $ 3,749 or $(0.00) per share for the three months ended October 31, 2018, an increase in losses of $301,954 due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2019, we had a working capital deficit of $1,037,940 comprised of current assets of $1,504,906 and current liabilities of $2,542,846. This represents an increase of $1,012,125 in the working capital deficit from the July 31, 2019 amount of $25,815.

During the three months ended October 31, 2019, our working capital deficit increased primarily because we recognized $767,297 lease liabilities as current liabilities by adopting ASU No. 2016-02.

We believe that our funding requirements for the next twelve months will be in excess of $800,000. We intend to try and further raise capital through the sale of stock.

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

 Cash Flows – Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

Operating Activities

During the three months ended October 31, 2019, $63,297 used in operating activities compared to $3,246 used in the operations during the three months ended October 31, 2018. During the three months ended October 31, 2019, we recorded losses including noncontrolling interests of $389,222, incurred non-cash depreciation of $9,552, prepaid and other current receivables decreased by $13,367, related party receivable increased by $9,051, other assets increased by $3,906,216, other current payable increased by $793,089, related party payable increased by $265,568, and other liabilities increased by $3,159,616. The increase of other assets, other current payable and other liabilities were mainly resulted from the adoption of new lease guidance ASU No. 2016-02. The increase of related party payable was resulted from the operating advances from related party Shanghai Oversea Chinese Culture Media Ltd. See Note 14 Related Party Transactions.

During the three months ended October 31, 2018, we recorded losses of $3,749 and accounts payable increased by $503.

Investing activities

Cash used in investing activities was $74,283 for the three months ended October 31, 2019 as compared to $0 for the corresponding period in 2018. During the three months ended October 31, 2019, HF Int’l Education’s subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) was grand opened to provide childcare education services. Property and equipment have been added to this new entity.

Financing activities

Cash used in financing activities was $12,690 for the three months ended October 31, 2019 as compared to $28,570 cash provided by financing activities for the three months ended October 31, 2018. The cash flows used in financing activities for the three months ended October 31, 2019 was primarily attributable to $19,739 finance lease principal payment offset by $7,049 contribution received from noncontrolling interest owners to the joint venture entity HF Int’l Education (see note 4 “Acquisitions and Joint Ventures”).

During the three months ended October 31, 2018, one potential investor loaned the Company $30,000 to finance the Company's ongoing activities. The potential investor did not receive any equity for this loan and they are repayable by the company. Accordingly, these funds have been accounted for as loans. The company refunded to the former CFO $ 1,430 during the three months ending October 31, 2018.

Future Capital Expenditures

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During the months of May and June in 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of October 31, 2019, these acquisition agreements have not yet taken effect. These agreements will be executed when the Company is financially ready to move on, and the purchase price will be calculated based on the net assets of each entity on the execution date.

Based on the Company’s business plan, three more early childhood education centers will be opened by June 2020. Approximately RMB3.9 million is expected to be invested during next two quarters.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2019, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2019, we have no other material contractual commitments except the office building and property leases which are included Note 12 Leases.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. Except the adoption of ASU No. 2016-02 Leases, there have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2019, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

•  Inadequate financial reporting processes to interpret and apply accounting principles generally accepted in the United States;

•  Lack of well-established procedures to identify, approve and report related party transactions.

Changes in Internal Control

During the three month period ended October 31, 2019, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three-month period ended October 31, 2019 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial conditions.  Nor to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three month periods ended October 31, 2019 or 2018.

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

HARTFORD GREAT HEALTH CORP.

Date: December 16, 2019	By:	/s/ LIANYUE SONG
Lianyue Song Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lianyue Song	Chief Executive Officer, President, Dir.	December 16, 2019
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	December 16, 2019
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Xueying Song	Director	December 16, 2019
Xueying Song

/s/ Yuan Lu	Director	December 16, 2019
Yuan Lu

/s/ Xin Dong	Director	December 16, 2019

Xin Dong

