Form 10-Q
period 2020-01-31
Hartford Great Health Corp.
filed 2020-04-30
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2020

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____ to ________

Commission File Number: 333-164633

HARTFORD GREAT HEALTH CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

51-0675116

(I.R.S. Employer Identification Number)

8832 Glendon Way, Rosemead, California 91770

(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (626)321-1915

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]

Non-accelerated filer [_]

Emerging growth company [X]

Accelerated filer [_]

Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,108,000 shares of common stock outstanding as of April 30, 2020.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2020 (unaudited)	July 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$50,379	$269,672
Current Loan receivable	316,812	107,616
Prepaid and Other current receivables	173,635	386,700
Related party receivables	738,449	713,612
Total Current Assets	1,279,275	1,477,600
Non-Current Assets
Restricted cash, noncurrent	28,832	29,052
Property and equipment, net	451,741	253,584
Loan receivable, noncurrent	—	200,000
Goodwill	—	1,040,017
ROU assets-Operating lease	3,815,301	—
Other assets	701,041	673,634
Total Non-Current Assets	4,996,915	2,196,287
TOTAL ASSETS	$6,276,190	$3,673,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Related party payable	$1,935,996	$1,327,559
Current operating lease liabilities	790,060	—
Other current payable	346,028	175,856
Total Current Liabilities	3,072,084	1,503,415
Long-term loan from related party	588,099	585,146
Lease liabilities, noncurrent	3,318,887	336,046
TOTAL LIABILITIES	6,979,070	2,424,607
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 300,000,000 shares authorized,
99,108,000 shares issued and outstanding	99,108	99,108
Additional paid-in capital	2,154,521	2,154,521
Accumulated deficit	(2,401,305)	(916,816)
Accumulated other comprehensive Loss	(67,618)	(6,392)
Noncontrolling interest	(487,586)	(81,141)
Total Stockholders' (Deficit) Equity	(702,880)	1,249,280
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,276,190	$3,673,887

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2020	2019	2020	2019
Service revenues	$25,684	$—	$55,909	$—
Operating expenses
Cost of revenues	19,698	—	39,037	—
Depreciation and amortization	9,680	—	19,232	—
Selling, general and administrative	465,667	56,060	895,278	59,809
Goodwill impairment	991,803	—	991,803	—
Total Operating Expenses	1,486,848	56,060	1,945,350	59,809
Operating Loss	(1,461,164)	(56,060)	(1,889,441)	(59,809)
Other Income (Expense)
Interest income, net	4,072	—	7,985	—
Other (expense), net	(1,101)	(99,127)	(250)	(99,127)
Other income (expense), net	2,971	(99,127)	7,735	(99,127)
Loss Before Income Taxes	(1,458,193)	(155,187)	(1,881,706)	(158,936)
Income Tax Expense	800	—	800	—
Net Loss	(1,458,993)	(155,187)	(1,882,506)	(158,936)
Less: Net Loss Attributable to
Noncontrolling Interest	(314,498)	—	(398,017)	—
Net Loss Attributable to
Hartford Great Health Corp	$(1,144,495)	$(155,187)	$(1,484,489)	$(158,936)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	99,108,000	45,840,717	99,108,000	24,429,359

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2020	2019	2020	2019
Net Loss Attributable to Hartford Great Health Corp	$(1,144,495)	$(155,187)	$(1,484,489)	$(158,936)
Other Comprehensive Income, Net of income tax
Foreign currency translation adjustments	(16,006)	1,347	(61,226)	1,347
Total other comprehensive income	(16,006)	—	(61,226)	—
Less: total other comprehensive income attributable to noncontrolling interest	—	—	—	—
Total Other Comprehensive (Loss) Income Attributable to Hartford Great Health Corp	(16,006)	1,347	(61,226)	1,347
Total Comprehensive Loss	$(1,160,501)	$(153,840)	$(1,545,715)	$(157,589)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Receivables from Sale of	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	Income	Stock	(Deficit)
Balance, July 31, 2018	3,018,000	$3,018	$330,241	$(332,647)	$—	$—	$612
Net (loss)	—	—	—	(158,936)	—	—	(158,936)
Issuance of common stock	96,090,000	96,090	1,825,710	—	—	(1,305,800)	616,000
Return of capital	—	—	(1,430)	—	—	—	(1,430)
Foreign currency translation adjustment	—	—	—	—	1,347	—	1,347
Balance, January 31, 2019 (unaudited)	99,108,000	$99,108	$2,154,521	$(491,583)	$1,347	$(1,305,800)	$457,593

					Accumulated		Total
	Common Stock		Additional Paid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss)	—	—	—	(1,484,489)	—	(398,017)	(1,882,506)
Investment from Noncontrolling Interest	—	—	—		—	7,208	7,208
Disposal of Noncontrolling interest	—	—	—		—	(15,636)	(15,636)
Foreign currency translation adjustment	—	—	—		(61,226)	—	(61,226)
Balance, January 31, 2020 (unaudited)	99,108,000	$99,108	$2,154,521	$(2,401,305)	$(67,618)	$(487,586)	$(702,880)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	January 31,
	2020	2019
Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,882,506)	$(158,936)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	19,232	84
Amortization of deferred organization cost	—	99,127
Goodwill impairment	991,803	—
Disposal of Noncontrolling interest	(4,981)	—
Changes in operating assets and liabilities:
Prepaid and Other current receivables	197,910	(21,869)
Other assets	(42,681)	—
Related party receivables and payables	587,006	—
Other current payable	158,367	815
Operating lease assets and liabilities	(19,395)	—
Net cash provided by (used in) operating activities	4,755	(80,779)
Cash flows from investing activities:
Cash proceeds from Acquisitions	—	154
Cash used in Acquisitions	—	(141,619)
Payments on loan receivable	—	(300,000)
Purchases of property and equipment	(205,758)	—
Net cash (used in) investing activities	(205,758)	(441,465)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	616,000
Contribution from noncontrolling interest	7,104	—
Return of Capital	—	(1,430)
Principal payments on finance lease	(19,891)	—
Proceed from borrowing	—	30,000
Repayment of borrowing	—	(30,000)
Net cash (used in) provided by financing activities	(12,787)	614,570

Effect of exchange rate changes on cash	(5,723)	(399)
Net change in Cash, cash equivalents and restricted cash	(219,513)	91,927
Cash, cash equivalents and restricted cash at beginning of period	298,724	1,444
Cash, cash equivalents and restricted cash at end of period	$79,211	$93,371

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$800	$—

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

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on November 14, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the six months ended January 31, 2020 are not necessarily indicative of the results expected for the full year ending July 31, 2020.

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

Comprehensive Income (loss): For the three and six months ended January 31, 2020, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of January 31, 2020, none of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Loans and Receivables: The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of January 31, 2020, all balances are collectable based on management’s assessment.

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

Goodwill and Long-lived Assets: Goodwill, which represents the excess of the purchase price over the fair value of identifiable net assets acquired, is not amortized, in accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other. ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value. The Company’s goodwill was generated from the acquisitions during the year ended July 31, 2019. We currently have two reporting units - Hospitality and Early Childhood Education. Given the impact of COVID-19 pandemic and the unfavorable operation results, an interim goodwill impairment assessment is performed as of January 31, 2020. Based on the assessment result, management determined that the goodwill was fully impaired as of January 31, 2020.

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

Advertising costs: Advertising costs are expensed as incurred. During the three months and six months ended January 31, 2020, $ 3,154 and $ 9,118 advertising expenses were incurred, respectively. No advertising costs incurred during the three and six months ended January 31, 2019.

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

Revenue Recognition: The Company is still under restructuring and synergizing its core business upon the completion of multiple acquisitions, limited operations occurred during the three and six months ended January 31, 2020 and 2019. The revenue during the three and six months ended January 31, 2020 was mainly generated from HZLJ and HF Int’l Education. HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous operating income. HF Int’l Education generates revenue from childhood education services. Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation.. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of January 31, 2020.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three and six months ended January 31, 2020 or 2019.

Recent Accounting Pronouncements:

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2019-12 on its financial position, results of operations and liquidity.

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

Recently adopted accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) , to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018 and allows for early adoption. The adoption of ASU No. 2018-02 did not have an impact on the Company’s financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU No. 2017-04 when we tested goodwill impairment as of January 31, 2020. Management determined the goodwill was fully impaired as of January 31, 2020.

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

	Balance at		Balance at
	July 31, 2019	Adjustments	August 1, 2019
Assets:
Prepaid and Other current receivables	386,700	(74,197)	312,503
ROU assets-Operating lease	—	4,185,827	4,185,827

Liabilities:
Current Operating Lease liabilities	—	651,424	651,424
Operating lease liabilities	—	3,481,229	3,481,229

The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed Consolidated Statement of Operation and condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 11 Leases.

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp.'s operations has incurred losses since inception, resulting in an accumulated deficit of $ 2,401,305 and $916,816 as of January 31, 2020 and July 31, 2019, respectively. The Company’s operation provided cash flow of $4,755 for the six months ended January 31, 2020 and negative cash flow of $80,779 for the six months ended January 31, 2019. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise $1,921,800 capital in cash. As of January 31, 2020 and July 31, 2019, the company has issued a total of 99,108,000 shares of common stock.

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

Goodwill is mainly attributable to synergies expected from the acquisition in hospitality industry and assembled workforce. Other assets and other liabilities are related to the deferred cost of obtaining the finance lease and the finance lease liabilities (see Note 11 Lease). Related party payable consisted the unpaid portion of operating advances made to HZLJ by the affiliates which are under common control by the same management. Amount of $595,939 were due to Qiao Garden Group, which originally owned 60% of HZLJ. And amount of $596,348 were advanced from Shanghai DuBian Assets Management Ltd., which is controlled by the same management. These advances do not bear interest and are considered due on demand. Property and Equipment, net mainly consists of ROU assets, Furniture and fixtures and office equipment.

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

Assets Acquired and
Liabilities Assumed
Cash and cash equivalents	$35,886
Accounts and Other receivables	92,120
Property and Equipment, net	6,511
Other assets	791,445
Goodwill	573,170
Accounts payable	(3,126)
Related party payable	(1,073,380)
Noncontrolling interest	(63,911)
Total consideration *	$358,715

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

Joint Venture – HF Int’l Education

Effective on March 22, 2019, HFSH entered into a joint venture agreement with SH Jingyu and one individual investor, to form a new entity Hartford International Education Technology Co., Ltd (“HF Int’l Education”) to provide childcare education services. The joint venture is owned 65% by HFSH, 20% by SH Jingyu and 15% by another individual investor. On July 11, 2019, another agreement has been entered by HFSH, SH Jingyu, the individual investor and another new investor, Shanghai Hao Zhong Ji Educational Tech LLP (“SHHZJ”). Based on this agreement, the joint venture is owned 58.5% by HFSH, 18% by SH Jingyu, 10% by SHHZJ and 13.5% by the individual investor. On December 26, 2019, the individual investor disposed 2.5% ownership to HFSH and 11% ownership to another two new individual investors. A new ownership agreement has been entered between HFSH, SH Jingyu, SHHZJ and two new individuals. Based on the new agreement, the ownership of joint venture was further changed to: 61.0% by HFSH and 39% by four noncontrolling shareholders in total. HFSH is responsible for the overall development and operation of HF Int’l Education. As a result, HFSH has the majority voting interest with primary beneficiary. The results of operations of HF Int’l Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the 39.0% ownership interest held by other four parties as "Noncontrolling interest" on the consolidated balance sheet. The registered capital for HF Intl Education is RMB 5 million. As of January 31, 2020, amount of RMB 3.5 million or USD 497,715 capital were injected and the remaining of RMB 1.5 million or USD 223,089 is to be contributed by the shareholders. On July 24, 2019, HF Int’l Education established a wholly owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) to provide childcare education services.

Pro Forma Information

The following unaudited pro forma information has been prepared for illustrative purposes only, assumes that the acquisition occurred on August 1, 2018 and includes pro forma adjustments related to the noncontrolling interest allocation and the issuance of 96,090,000 common shares to finance the acquisitions. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on August 1, 2018, or of future results of operations. The unaudited pro forma results are as follows:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Revenues	$25,684	$11,197	$55,909	$40,906
Net Loss	(1,458,993)	(283,436)	(1,882,506)	(484,716)
Less: Net Loss Attributable to
Noncontrolling Interest	(314,498)	(23,817)	(398,017)	(31,454)
Net Loss Attributable to
Hartford Great Health Corp	$(1,144,495)	$(259,619)	$(1,484,489)	$(453,262)
Weighted average shares outstanding:
Basic and diluted	99,108,000	99,108,000	99,108,000	99,108,000
Net loss per common share:
Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.00)

Others

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of January 31, 2020, these acquisition agreements have not yet taken effect as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

NOTE 5. RESTRICTED CASH

The restricted cash is collateral required by the local government in China for Qiao Garden Int’l Travel, acquired with its parent company HFSH on March 20, 2019, to maintain its business certificate.

The Company early adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. ASU-2016-18 is effective for the years beginning after December 31, 2019, with early adoption permitted. The Company early adopted the provision of ASU 2016-18.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	January 31, 2020	January 31, 2019
	(unaudited)	(unaudited)
Cash and cash equivalents	$50,379	$93,371
Restricted cash, noncurrent	28,832	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$79,211	$93,371

NOTE 6. LOAN RECEIVABLES, CURRENT AND NONCURRENT

The Company loaned $99,870 to a third party, Longsheng Aquatic Products Co., Ltd. The loan bears annual interest rate of six percent. The term of loan started from February 14, 2019 and extended for one more year to May 13, 2020 on May 12, 2019. $1,531 and $ 3,063 of interest income were recognized during the three months and six months ended January 31, 2020, respectively. Total interest receivable of $5,843 and $2,780 were accrued as of January 31, 2020 and July 31, 2019, respectively.

The Company loaned $300,000 to a third party, Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan is six months till June 27, 2019. On February 5, 2019, the loan has been fully paid back with $1,923 interest charges.

The Company loaned another $200,000 to Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan started from March 4, 2019 and extended to September 3, 2020 on August 30, 2019. $3,067 and $6,133 of interest income were recognized during the three months and six months ended January 31, 2020, respectively. Total interest receivable of $11,100 and $4,967 were accrued as of January 31, 2020 and July 31, 2019, respectively.

Loan receivables are not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. The estimated fair value of long-term loan receivable was approximately $0 and $204,561 as of January 31, 2020 and July 31, 2019, respectively.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at January 31, 2020 and July 31, 2019:

	January 31, 2020 (unaudited)	July 31, 2019

Leasehold improvements	$23,190	$23,366
Finance lease assets	270,799	272,860
Furniture and fixtures	233,581	235,360
Office equipment and vehicles	76,620	68,859
Construction in progress	200,493	—
	804,683	600,445
Less: accumulated depreciation and amortization	(352,942)	(346,861)
	$451,741	$253,584

Depreciation expense for the three and six months ended January 31, 2020 were $ 4,311 and $ 8,576, respectively. Depreciation expense for the three and six months ended January 31, 2019 were both of $84.

NOTE 8. OTHER ASSETS

Other assets consist of the following at January 31, 2020 and July 31, 2019:

	January 31, 2020
	(unaudited)	July 31, 2019
Other miscellaneous assets	$43,307	$—
Deferred cost of finance lease, net	657,734	673,634
	$701,041	$673,634

The cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, which was acquired by the Company on March 22, 2019, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the lease term. Amortization expense of deferred cost of finance lease for the three and six months ended January 31, 2020 was $5,369 and $10,656, respectively. Amortization expense of deferred cost of finance lease for the three and six months ended January 31, 2019 was $0.

The future amortization schedule for the other assets related to the cost of obtaining the finance lease as of January 31, 2020 is as following:

2020 (excluding the six months ended January 31, 2020)	$10,812
2021	21,624
2022	21,624
2023	21,624
2024	21,624
2025 and thereafter	560,426
Total	$657,734

NOTE 9. GOODWILL

Our goodwill was contributed by the acquisitions during 2019. Under the circumstance of the COVID-19 pandemic and slowly economic recoveries at Shanghai and Hangzhou city, the Company’s business plans have been halted for an indefinite period of time. Based on the interim assessment of goodwill impairment performed, management determined that goodwill was fully impaired as of January 31, 2020. The following is a roll-forward of goodwill for the year ended July 31, 2019 and for the six months ended January 31, 2020:

	HZHF & HZLJ	HFSH and Qiao Garden Int'l Travel	Total
Balance at July 31, 2018	$—	$—	$—
Acquisitions	466,847	573,170	1,040,017
Impairment	—	—	—
Balance at July 31, 2019	$466,847	$573,170	$1,040,017
Acquisitions	—	—	—
Impairment	(451,732)	(554,611)	(1,006,343)
Foreign Exchange	(15,115)	(18,559)	(33,674)
Balance at January 31, 2020 (unaudited)	$—	$—	$—

NOTE 10. OTHER CURRENT PAYABLE

The following is a breakdown of the accounts and other payables as of January 31, 2020 and July 31, 2019:

	January 31, 2020 (unaudited)	July 31, 2019
Payable to Acquiree	$130,860	$131,856
Current Lease Liability-Financing lease	20,903	—
Deferred revenue	76,439	—
Other payable	117,826	44,000
	$346,028	$175,856

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

Operating leases are included in ROU assets-Operating lease, Current Operating Lease liabilities and Operating lease liabilities, finance leases are included in Property and Equipment and Other Liabilities in the condensed Consolidated Balance Sheet.

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

As of January 31, 2020, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from two years to six years, with various term extensions available. Our finance lease has remaining lease term of thirty-two years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

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

Lease-related assets and liabilities at January 31, 2020 and July 31, 2019 were as follows:

	January 31,	July 31,
	2020 (unaudited)	2019
Assets
Finance lease right-of-use assets, cost	$270,799	$272,860
Less: accumulated amortization	(61,645)	(58,787)
Finance lease right-of-use assets, net	209,154	214,073
ROU assets-Operating lease	3,815,301	—
Total Lease ROU assets	$4,024,455	$214,073
Liabilities
Current Operating Lease liabilities	$790,060	$—
Other current payable-Finance leases	20,903	20,336
Operating lease liabilities, noncurrent	3,013,797	—
Finance lease liabilities, noncurrent	305,090	315,710
Total Lease liabilities	$4,129,850	$336,046

The components of lease cost for the three and six months ended January 31, 2020 was as follows:

	Three months ended	Six months ended
	January 31, 2020 (unaudited)	January 31, 2020 (unaudited)
Operating lease cost	$259,589	$463,159
Finance leases:
Amortization of ROU assets	1,675	3,302
Interest on finance lease liabilities	6,426	12,668
Finance lease cost	8,101	15,970
Total lease cost	$267,690	$479,129

Supplemental cash flow information for leases for the six months ended January 31, 2020 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$327,895
Financing cash flows from finance leases	19,891

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at January 31, 2020 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.0	32
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at January 31, 2020:

	Operating Leases	Finance Leases
2020 (excluding the six-months ended January 31, 2020)	$474,691	$—
2021	1,142,081	20,903
2022	1,003,176	21,624
2023	664,306	22,345
2024	583,026	23,066
2025 and thereafter	687,325	938,487
Total lease payments	$4,554,605	$1,026,425
Less interest	(750,748)	(700,432)
Present value of future lease payments	$3,803,857	$325,993
Current Lease liabilities	790,060	20,903
Noncurrent Lease liabilities	3,013,797	305,090

NOTE 12. RELATED PARTY TRANSACTIONS

Equity Transactions

On October 2018, the Company refunded $1,429 of the additional paid in capital to the former CFO.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. The whole amount of proceeds has been collected.

Related Party Receivables

As of January 31, 2020 and July 31, 2019, amount of $688,660 and $674,524, respectively, is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of Longjing. The balance was acquired through HFSH acquisition. HFSH loaned the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. The balance will be paid back by June 30, 2020. $9,549 and $18,953 of interest income were recognized during the three and six months ended January 31, 2020.

The remaining related party receivable of $49,789 and $39,088 as of January 31, 2020 and July 31, 2019, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

On October 2018, the Company borrowed $30,000 from a potential investor to fund the Company's ongoing activities. It was an indefinite short-term loan with no interest bearing. The loan was paid back by the Company in the following quarter.

Related Party Payables

As of January 31, 2020 and July 31, 2019, amount of $678,574 and $526,963, respectively, is payable to SH Qiaohong. Majority of the balance was part of the liability assumed through HFSH acquisition. This payable balance does not bear interest and due on demand.

As of January 31, 2020 and July 31, 2019, amount of $598,267 and $602,821, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was part of the liability assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

The remaining related party payable of $659,155 and $197,775 as of January 31, 2020 and July 31, 2019, respectively, represents the unpaid portion of operating advances made to the Company by following affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

	January 31, 2020 (unaudited)	July 31, 2019
Shanghai Senior Investment Ltd.	$58,957	$106,866
Shanghai Oversea Chinese Culture Media Ltd.	564,885	50,808
Various affiliates	35,313	40,101
	$659,155	$197,775

As of January 31, 2020 and July 31, 2019, the Company has $588,099 and $585,146, respectively, long-term payable to Shanghai DuBian Assets Management Ltd., which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to long term debt, which expires on April 30, 2021, bearing approximately 2.5 percent of annual interest. $3,661 and $ 7,267 of interest expense were recognized during the three and six months ended January 31, 2020, respectively. The unpaid principle and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of January 31, 2020 and July 31, 2019, the estimated fair value of long term loan payable was approximately $587,525 and $584,674, respectively.

Other Related Party Transactions

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

As of January 31, 2020, no balance has been borrowed from these two related parties by HF Int’l Education.

NOTE 13. COMMITMENTS

There has been no material contractual obligations and other commitments except the lease commitments disclosed in Note 11 Leases.

NOTE 14. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China. Segment information on assets as of January 31, 2020 and revenue generated during the six months ended January 31, 2020, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$44,386	$11,523	$—	$55,909
Operating loss	(1,368,260)	(410,199)	(110,982)	(1,889,441)
Operating loss before tax	(1,720,904)	(59,015)	(101,787)	(1,881,706)
Net Loss attributable to Hartford Great Health Corp	(1,117,444)	(264,458)	(102,587)	(1,484,489)
Total assets (excluding Intercompany balances)	1,846,219	3,397,315	1,032,656	6,276,190

As of July 31, 2019, the company only operated in hospitality industry in China. The subsidiary had an amount of $2,547,989 in total assets, excluding inter-company balances, and it generated $56,174 in revenue. There was no revenue generated from inter-company transactions.

NOTE 15. SUBSEQUENT EVENTS

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted subsequent event disclosed below.

In March 2020, HF International Education established Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd. and was approved the business license to conduct childcare operations in Shanghai, China. No actual business has been done thus far.

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the landlord. HFSH and HF International Education then filed a civil case against the landlord for return the over-charged rent expense because of fictitious office size, approximately $260,000 (RMB1.8 million) and continue to execute the lease agreements. An initial trial is scheduled in May 2020.

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

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month and six-month periods ending January 31, 2020. It also analyzes our financial condition at January 31, 2020 and compares it to our financial condition at July 31, 2019. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2019, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2020, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of January 31, 2020, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

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

On top of the ongoing COVID-19 pandemic, the unresolved tensions between China and the United States, particularly with regards to trade and travel, HZHF has had an increasingly difficult time carrying out its original plans to attract high-income Chinese clientele to facilitate their travel to the US for stem cell beauty treatments. Therefore, HZHF is temporarily halting the stem cell beauty treatment project. Due to city lockdown from January 24, 2020 through March 24, 2020, HZLJ hotel has resumed operation on March 25, 2020. However, it is expected to generate limited revenue until world-wide travel ban is lifted.

For the same reasons mentioned, HFSH subsidiary is halting the stem cell beauty treatment project until situations improve.

Qiao Garden Int’l Travel has also halted its travel agency operation as a result of worldwide travel ban from COVID-19 pandemic. Currently, there is no expected date of when the business operations will resume.

The subsidiary of HFUS in Shanghai (HFSH) plans to borrow operating funds from two related party entities, SH Qiao Hong and SH Oversea Chinese Culture Media Ltd. The purpose of the loans is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). Upon signing of supplemental agreement, HFUS currently holds 61.0% ownership of HF Int’l Education and maintains control over HF Int’l Education. On October 28, 2019, HF Int’l Education’s subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) had its childhood education center opened. Up until December 31, 2019, PDHJ had received approximately RMB500,000 tuition prepayment. However, the center was forced to shut-down since January 15, 2020, due to COVID-19 lockdown. The re-opening date is pending, depending on the announcements of safe to resume operation from the city government.

Based on the Company’s prior plan in November 2019, three more early childhood education centers would be opened by June 2020. However, the impact of COVID-19 forced the Company to drop the entire project as one of HF Int’l Education investing partner decided to pull out of the childhood education center franchise project since the start of China’s lockdown. As the result, HF Int’l Education’s prior plan to acquire approximately 60% ownership of an existing, and operating childhood education center located in HongQiao, Shanghai, has been abandoned. Similarly, the project to establish the education center in JingAn, Shanghai, has also been dropped. However, HF Int’l Education intends to finance RMB3,000,000 in renovating an education center in HongKou, Shanghai, holding 100% ownership of the business. The new HongKou center project should begin as early as June of 2020.

HF Int’l Education is in the process of developing an enhanced model of childcare franchise management program by registering a new brand name, “HaiDeFuDe”. HF Int’l Education will also be hiring a team of knowledgeable childcare teachers to develop series of independent textbooks designed to targeted age of young children and register for the copyrights for these textbooks in September of 2020. Upon completion of the enhanced model of franchise operation and management structure, HF Int’l Education will quickly promote to sell the packaged program, under “HaiDeFuDe” brand, to an initial of 50 franchisees throughout different regions of China. To achieve that, HF Int’l Education will incorporate existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model is expected to attract other childcare education centers to join the “HaiDeFuDe” brand, and HF Int’l Education expects to generate revenue from franchise and management fees. We expect to generate approximately RMB15 million in revenue by the end of 2020   and reach approximately RMB60 million in revenue from 100 franchisees by the end of 2021.

Previously, the Company intended to raise 6 million US dollars by end of 2019, and the funds were to be used to invest and acquire 45% ownership of the Hartford Hotel to launch second phase construction of the hotel. Due to the US-China trade war as well as impact of COVID-19 pandemic, the original company plan may not achieve financing anytime soon. We are unable to give an accurate schedule of when we will achieve this financing as we must continue to observe the situation of COVID-19 pandemic, wait for US-China relations to improve, and wait for Chinese investor confidence to rise.

Results of Operations – Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019.

Revenue: We recognized $25,684 and $0 revenue in the three months ended January 31, 2020 and 2019, respectively. The revenue during the three months ended January 31, 2020 was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in China. The other business lines with limited operations have not generated revenue yet. During the six months ended January 31, 2019, we didn’t have any revenue generated.

Operating Expenses: Operating expenses increased to $ 1,486,848 for the three months ended January 31, 2020, compared to $56,060 during the comparable period of 2019. During the three months ended January 31, 2020, goodwill impairment loss increased by $991,803, selling, general and administrative expenses increased by $409,607, and depreciation and amortization expenses increased by $9,680. The increase of operating expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development. The company’s major business plans were halted as a result of COVID-10 pandemic. Management determined that the goodwill generated from acquisition was fully impaired as of January 31, 2020.

Other Income (Expense): Other income increased to $ 2,971 for the three months ended January 31, 2020, compared to $99,127 of other expense for the corresponding period of 2019. The other expense occurred in the three months ended January 31, 2019 was mainly resulted from the accelerated amortization of the deferred start-up cost which was acquired through HZHF acquisition. In accordance with US GAAP, essentially start-up cost should be expensed as incurred.

Net Loss Attributable to Noncontrolling Interest: For the three months ended January 31, 2020, we recorded a net loss attributable to Noncontrolling interest of $ 314,498 compared to $0 for the corresponding period of 2019. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the year ended July 31, 2019.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,144,495 or $(0.01) per share for the three months ended January 31, 2020 , compared to a net loss of $155,187 or $(0.00) per share for the three months ended January 31, 2019, an increase in losses of $989,308 due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2020 Compared to Six Months Ended January 31, 2019.

Revenue: We recognized $55,909 and $0 revenue in the six months ended January 31, 2020 and 2019, respectively. The revenue during the six months ended January 31, 2020 was mainly generated from two industry segments: hospitality housing in HZLJ and childhood education care services in HFSH. The other business lines with limited operations have not generated revenue yet. During the six months ended January 31, 2019, we didn’t have any revenue generated.

Operating Expenses: Operating expenses increased to $1,945,350 for the six months ended January 31, 2020, compared to $59,809 during the comparable period of 2019. During the six months ended January 31, 2020, goodwill impairment loss increased by $991,803, selling, general and administrative expenses increased by $835,469, cost of service revenue increased by $39,037, and depreciation and amortization expenses increased by $19,232. The increase of operating expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development. The company’s major business plans were halted as a result of COVID-10 pandemic. Management determined that the goodwill generated from acquisition was fully impaired as of January 31, 2020.

Other Income (Expense): Other income increased to $7,735 for the six months ended January 31, 2020, compared to $99,127 of other expense for the corresponding period of 2019. The increase of other income for the six months ended January 31, 2020 was mainly resulted from interest income of loan receivables. The other expense occurred in the six months ended January 31, 2019 was mainly resulted from the accelerated amortization of the deferred start-up cost which was acquired through HZHF acquisition. In accordance with US GAAP, essentially start-up cost should be expensed as incurred.

Net Loss Attributable to Noncontrolling Interest: For the six months ended January 31, 2020, we recorded a net loss attributable to Noncontrolling interest of $398,017 compared to $0 for the corresponding period of 2019. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the year ended July 31, 2019.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,484,489 or $(0.01) per share for the six months ended January 31, 2020, compared to a net loss of $158,936 or $(0.01) per share for the six months ended January 31, 2019, an increase in losses of $1,325,553 due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2020, we had a working capital deficit of $1,792,809 comprised of current assets of $1,279,275 and current liabilities of $3,072,084. This represents an increase of $1,766,994 in the working capital deficit from the July 31, 2019 amount of $25,815.

During the six months ended January 31, 2020, our working capital deficit increased primarily because we recognized $790,060 current operating lease liabilities by adopting ASU No. 2016-02, and additional advances from related parties for business operating.

We believe that our funding requirements for the next twelve months will be in excess of $1,200,000. We are currently seeking for further funding through related parties’ loan and finance.

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

Cash Flows – Six Months Ended January 31, 2020 Compared to Six Months Ended January 31, 2019

Operating Activities

During the six months ended January 31, 2020, $4,755 provided by operating activities as compared to $80,779 used in the operations during the six months ended January 31, 2019. During the six months ended January 31, 2020, we recorded losses including noncontrolling interests of $1,882,506 , incurred non-cash depreciation of $19,232, disposal of noncontrolling interest of $4,981 , goodwill impairment loss of $991,803 (see note 9 Goodwill ), prepaid and other current receivables decreased by $197,910 , other assets increased by $42,681 , other current payable increased by $158,367 , and related party payable increased by $587,006, operating lease assets and liabilities increased by $19,395 as a result from the adoption of new lease guidance ASU No. 2016-02. The increase of related party payable was resulted from the operating advances from related parties. See Note 12 Related Party Transactions.

During the six months ended January 31, 2019, we recorded losses of $158,936, incurred noncash depreciation of $84 and amortization expense of $99,127 resulted from the accelerated amortization of deferred start-up cost at HZHF, prepaid and other current assets increased by $21,869, and accounts payable increased by $815.

Investing activities

Cash used in investing activities was $205,758 for the six months ended January 31, 2020 as compared to $441,465 used for the corresponding period in 2019. During the six months ended January 31, 2020, HF Int’l Education’s subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) was grand opened to provide childcare education services. Property and equipment have been added to this new entity.

During the six months ended January 31, 2019, we acquired HZHF for $141,619, the cash proceeds from the acquisition of $154 and we loaned $300,000 to a third-party company at Hong Kong with annual interest rate of six percent. See Note 6 Loan receivables.

Financing activities

Cash used in financing activities was $12,787 for the six months ended January 31, 2020 as compared to $614,570 cash provided by financing activities for the six months ended January 31, 2019. The cash flows used in financing activities for the six months ended January 31, 2020 was primarily attributable to $19,891 finance lease principal payment offset by $7,104 contribution received from noncontrolling interest shareholder to the joint venture entity HF Int’l Education (see note 4 “Acquisitions and Joint Ventures”).

The cash flows provided by financing activities for the six months ended January 31, 2019 was primarily attributable to sales of stock shares with proceeds of $616,000 received and the Company refunded to the former CFO $1,430.

Future Capital Expenditures

On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). However, due to the impact of COVID-19 pandemic, both parties have negotiated to terminate the acquisition agreement in May 2020.

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During the months of May and June in 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of January 31, 2020, these acquisition agreements have not yet taken effect. These agreements will be executed when the Company is financially ready to move on, and the purchase price will be calculated based on the net assets of each entity on the execution date.

Based on the Company’s prior plan in November 2019, three more early childhood education centers would be opened by June 2020. However, the impact of COVID-19 has forced the Company to drop the entire project. HFIE is in the process of developing a new model of childcare franchise management program by registering a new brand name, “HaiDeFuDe”. HFIE will also be hiring a team of knowledgeable childcare teachers to develop series of independent textbooks design to targeted age of young children, and eventually, register for the copyrights for these textbooks in September of 2020. Upon completion of the new management structure, HFIE will quickly promote to sell the packaged branded program to an initial of 25 franchisees throughout different regions of China. We expect to generate approximately RMB15 million in revenue by the end of 2020, and reach approximately RMB60 million in revenue from 100 franchisees by the end of 2021.

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2020, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2020, we have no other material contractual commitments except the office building and property leases which are included Note 11 Leases.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. Except the adoption of ASU No. 2016-02 Leases and ASU No. 2017-04 Simplifying the Test for Goodwill Impairment, there have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2020, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the six month period ended January 31, 2020, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the landlord. HFSH and HF International Education then filed a civil case against the landlord for return the over-charged rent expense because of fictitious office size, approximately $260,000 (RMB1.8 million) and continue to execute the lease agreements. An initial trial is scheduled in May 2020.

We were not subject to any other legal proceedings during the six-month period ended January 31, 2020 and are not currently subject to any other legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial conditions. Nor to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the six- month periods ended January 31, 2020 or 2019.

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

HARTFORD GREAT HEALTH CORP.
Date: April 30, 2020	By:	/s/ LIANYUE SONG
Lianyue Song
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lianyue Song	Chief Executive Officer, President, Dir.	April 30, 2020
Lianyue Song	(Principal Executive Officer)
/s/ Sheng-Yih Chang	Chief Financial Officer	April 30, 2020
Sheng-Yih Chang	(Principal Accounting Officer)
/s/ Xueying Song	Director	April 30, 2020
Xueying Song

/s/ Yuan Lu	Director	April 30, 2020
Yuan Lu

/s/ Xin Dong	Director	April 30, 2020
Xin Dong

