Form 10-Q/A
period 2020-01-31
Hartford Great Health Corp.
filed 2020-05-11
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q/A

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

EXPLANATORY NOTE

On March 4, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (the “SEC Order”). The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied.   Hartford Great Health Corp. (the “Company”) relied on the SEC Order to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended January 31, 2020 (the “Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This has, in turn, delayed the Company’s ability to complete its financial statements and prepare the Report. Notwithstanding the foregoing, the Company did file the Report on April 30, 2020, which was within the 45 days of the original filing deadline of March 16, 2020.

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

HARTFORD GREAT HEALTH CORP.
Date: May 11, 2020	By:	/s/ LIANYUE SONG
Lianyue Song
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lianyue Song	Chief Executive Officer, President, Dir.	May 11, 2020
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	May 11, 2020
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Xueying Song	Director	May 11, 2020
Xueying Song

/s/ Yuan Lu	Director	May 11, 2020
Yuan Lu

/s/ Xin Dong	Director	May 11, 2020
Xin Dong