Form 10-Q
period 2020-04-30
Hartford Great Health Corp.
filed 2020-06-11
CIK 1482554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,108,000 shares of common stock outstanding as of June 11, 2020.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2020 (unaudited)	July 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$28,567	$269,672
Current Loan receivable	321,310	107,616
Prepaid and Other current receivables	160,270	386,700
Related party receivable	737,308	713,612
Total Current Assets	1,247,455	1,477,600
Non-Current Assets
Restricted cash, noncurrent	28,425	29,052
Property and equipment, net	457,544	253,584
Loan receivable, noncurrent	—	200,000
Goodwill	—	1,040,017
ROU assets-Operating lease	3,524,333	—
Other assets	685,215	673,634
Total Non-Current Assets	4,695,517	2,196,287
TOTAL ASSETS	$5,942,972	$3,673,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Related party payable	$2,025,234	$1,327,559
Current Operating Lease liabilities	839,340	—
Other current payable	524,051	175,856
Total Current Liabilities	3,388,625	1,503,415
Long-term loan from related party	583,360	585,146
Lease liabilities, noncurrent	3,073,662	336,046
TOTAL LIABILITIES	7,045,647	2,424,607
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	—	—
Common stock - $0.001 par value, 300,000,000 shares authorized,
99,108,000 shares issued and outstanding	99,108	99,108
Additional paid-in capital	2,154,521	2,154,521
Accumulated deficit	(2,703,261)	(916,816)
Accumulated other comprehensive Income	(42,200)	(6,392)
Noncontrolling interest	(610,843)	(81,141)
Total Stockholders' Equity	(1,102,675)	1,249,280
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,942,972	$3,673,887

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2020	2019	2020	2019
Service revenues	$10,310	$23,103	$66,219	$23,103
Operating expenses
Cost of revenues	4,329	6,995	43,366	6,995
Depreciation and amortization	9,209	—	28,441	—
Selling, general and administrative	411,396	280,825	1,306,674	340,634
Goodwill impairment	—	—	991,803	—
Total Operating Expenses	424,934	287,820	2,370,284	347,629
Operating Loss	(414,624)	(264,717)	(2,304,065)	(324,526)
Other Income (Expense)
Interest income, net	3,853	9,493	11,838	9,493
Other income (expense), net	135	(1,388)	(115)	(100,515)
Other income (expense), net	3,988	8,105	11,723	(91,022)
Loss before income taxes	(410,636)	(256,612)	(2,292,342)	(415,548)
Income Tax Expense	—	—	800	—
Net Loss	(410,636)	(256,612)	(2,293,142)	(415,548)
Less: Net Loss Attributable to
Noncontrolling Interest	(108,680)	(22,532)	(506,697)	(22,532)
Net Loss Attributable to
Hartford Great Health Corp	$(301,956)	$(234,080)	$(1,786,445)	$(393,016)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	99,108,000	99,108,000	99,108,000	48,775,143

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2020	2019	2020	2019
Net Loss	$(301,956)	$(234,080)	$(1,786,445)	$(393,016)
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	10,890	2,157	(50,336)	3,504
Total other comprehensive income	10,890	2,157	(50,336)	3,504
Less: Total other comprehensive income attributable to noncontrolling interest	3,143	—	(14,528)	—
Total Other Comprehensive Income Attributable to Hartford Great Health Corp	7,747	2,157	(35,808)	3,504
Total Comprehensive loss	$(294,209)	$(231,923)	$(1,822,253)	$(389,512)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Accumulated		Total
	Common Stock		Additional Paid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2018	3,018,000	$3,018	$330,241	$(332,647)	$—	$—	$612
Net (loss)	—	—	—	(393,016)	—	(22,532)	(415,548)
Issuance of common stock	96,090,000	96,090	1,825,710	—	—	—	1,921,800
Return of capital	—	—	(1,430)	—	—	—	(1,430)
Contribution through acquisitions and new subsidiary	—	—	—	—	—	(135,948)	(135,948)
Foreign currency translation adjustment	—	—	—	—	3,504	—	3,504
Balance, April 30, 2019 (unaudited)	99,108,000	$99,108	$2,154,521	$(725,663)	$3,504	$(158,480)	$1,372,990

					Accumulated		Total
	Common Stock		Additional Paid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss) for the period	—	—	—	(1,786,445)	—	(506,697)	(2,293,142)
Investment from Noncontrolling Interest	—	—	—	—	—	7,106	7,106
Disposal of Noncontrolling interest	—	—	—	—	—	(15,583)	(15,583)
Foreign currency translation adjustment	—	—	—	—	(35,808)	(14,528)	(50,336)
Balance, April 30, 2020 (unaudited)	99,108,000	$99,108	$2,154,521	$(2,703,261)	$(42,200)	$(610,843)	$(1,102,675)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net loss including noncontrolling interests	$(2,293,142)	$(415,548)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	28,441	1,852
Amortization of deferred organization cost	—	104,372
Loss on disposal of property and equipment	6,640
Goodwill impairment	988,446	—
Disposal of Noncontrolling interest	(4,964)	—
Changes in operating assets and liabilities:
Prepaid and Other current receivables	196,907	(109,406)
Other assets	(35,251)	(26,939)
Related party receivables and payables	695,432	(725,947)
Other current payable	340,060	39,666
Operating lease assets and liabilities	81,335	—
Other liabilities	(1,868)	—
Net cash provided by (used in) operating activities	2,036	(1,131,950)
Cash flows from investing activities:
Cash proceeds from Acquisitions	—	21,594
Cash used in Acquisitions	—	(384,515)
Payments on loan receivable	—	(599,870)
Repayment of Loan receivable	—	300,000
Purchases of property and equipment	(227,795)	(278)
Net cash (used in) investing activities	(227,795)	(663,069)
Cash flows from financing activities:
Contribution from noncontrolling interest	7,080	123,456
Proceeds from issuance of common stock	—	1,921,800
Return of Capital	—	(1,430)
Principal payments on finance lease	(19,824)	—
Net cash (used in) provided by financing activities	(12,744)	2,043,826

Effect of exchange rate changes on cash	(3,229)	1,307
Net change in cash, cash equivalents and restricted cash	(241,732)	250,114
Cash, cash equivalents and restricted cash at beginning of period	298,724	1,444
Cash, cash equivalents and restricted cash at end of period	$56,992	$251,558

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$800	$—

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

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”) at the same month. On July 24, 2019, HF Int’l Education established a 100% owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”). On March 23, 2020, HF Int’l Education established Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”) and was approved the business license to conduct childcare operations in Shanghai, China.

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on November 14, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the nine months ended April 30, 2020 are not necessarily indicative of the results expected for the full year ending July 31, 2020.

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

Comprehensive Income (loss): For the three and nine months ended April 30, 2020, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of April 30, 2020, none of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Loans and Receivables: The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of April 30, 2020, all balances are collectable based on management’s assessment.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value. The Company’s goodwill was generated from the acquisitions during the year ended July 31, 2019. We currently have two reporting units - Hospitality and Early Childhood Education. Given the impact of COVID-19 pandemic and the unfavorable operation results, an interim goodwill impairment assessment was performed as of January 31, 2020. Based on the assessment result, management determined that the goodwill was fully impaired as of January 31, 2020.

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

Advertising costs: Advertising costs are expensed as incurred. During the three months and nine months ended April 30, 2020, $0 and $ 9,087 advertising expenses were incurred, respectively. No advertising costs incurred during the three and nine months ended April 30, 2019.

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

Revenue Recognition: The Company is still under restructuring and synergizing its core business upon the completion of multiple acquisitions, limited operations occurred during the three and nine months ended April 30, 2020 and 2019. The revenue during the three and nine months ended April 30, 2020 was mainly generated from HZLJ and HF Int’l Education. HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous operating income. HF Int’l Education generates revenue from childhood education services. Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation.. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of April 30, 2020.

Unearned revenue: Unearned revenue represents revenues collected but not earned as of April 30, 2020. This is primarily composed of tuition collected in advance from childhood education services.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three and nine months ended April 30, 2020 or 2019.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU No. 2017-04 when we tested goodwill impairment as of April 30, 2020. Management determined the goodwill was fully impaired as of April 30, 2020.

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

The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed Consolidated Statement of Operation and condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 11 Leases.

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp.'s operations has incurred losses since inception, resulting in an accumulated deficit of $2,703,261 and $916,816 as of April 30, 2020 and July 31, 2019, respectively. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise $1,921,800 capital in cash. As of April 30, 2020 and July 31, 2019, the company has issued a total of 99,108,000 shares of common stock.

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

Joint Venture – HF Int’l Education

Effective on March 22, 2019, HFSH entered into a joint venture agreement with SH Jingyu and one individual investor, to form a new entity Hartford International Education Technology Co., Ltd (“HF Int’l Education”) to provide childcare education services. The joint venture is owned 65% by HFSH, 20% by SH Jingyu and 15% by another individual investor. On July 11, 2019, another agreement has been entered by HFSH, SH Jingyu, the individual investor and another new investor, Shanghai Hao Zhong Ji Educational Tech LLP (“SHHZJ”). Based on this agreement, the joint venture is owned 58.5% by HFSH, 18% by SH Jingyu, 10% by SHHZJ and 13.5% by the individual investor. On December 26, 2019, the individual investor disposed 2.5% ownership to HFSH and 11% ownership to another two new individual investors. A new ownership agreement has been entered between HFSH, SH Jingyu, SHHZJ and two new individuals. Based on the new agreement, the ownership of joint venture was further changed to: 61.0% by HFSH and 39% by four noncontrolling shareholders in total. HFSH is responsible for the overall development and operation of HF Int’l Education. As a result, HFSH has the majority voting interest with primary beneficiary. The results of operations of HF Int’l Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the 39.0% ownership interest held by other four parties as "Noncontrolling interest" on the consolidated balance sheet. The registered capital for HF Intl Education is RMB 5 million. As of April 30, 2020, amount of RMB 3.9 million or USD 549,678 capital were injected and the remaining of RMB 1.1 million or USD 160,959 is to be contributed by the shareholders. On July 24, 2019, HF Int’l Education established a wholly owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”). On March 23, 2020, HF Int’l Education established Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd. (“HDFD”). Both subsidiaries are established to provide childcare education services.

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

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Revenues	$10,310	$44,707	$66,219	$98,765
Net Loss	(410,636)	(199,512)	(2,293,142)	(516,249)
Less: Net Loss Attributable to
Noncontrolling Interest	(108,680)	(2,998)	(506,697)	(24,608)
Net Loss Attributable to
Hartford Great Health Corp	$(301,956)	$(196,514)	$(1,786,445)	$(491,641)
Weighted average shares outstanding:
Basic and diluted	99,108,000	99,108,000	99,108,000	99,108,000
Net loss per common share:
Basic and Diluted	(0.00)	(0.00)	(0.02)	(0.01)

Others

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of April 30, 2020, these acquisition agreements have not yet taken effect as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

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

	April 30, 2020 (unaudited)	April 30, 2019 (unaudited)
Cash and cash equivalents	$28,567	$251,558
Restricted cash, noncurrent	28,425	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$56,992	$251,558

NOTE 6. LOAN RECEIVABLES, CURRENT AND NONCURRENT

The Company loaned $99,870 to a third party, Longsheng Aquatic Products Co., Ltd. The loan bears annual interest rate of six percent. The term of loan started from February 14, 2019 and extended for one more year to May 13, 2020. $1,498 and $4,561 of interest income were recognized during the three months and nine months ended April 30, 2020, respectively. Total interest receivable of $7,340 and $2,780 were accrued as of April 30, 2020 and July 31, 2019, respectively.

The Company loaned $300,000 to a third party, Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent.

The term of loan is six months till June 27, 2019. On February 5, 2019, the loan has been fully paid back with $1,923 interest charges.

The Company loaned another $200,000 to Hong Kong Hong Tai Int’l Trade Limited. The loan bears annual interest rate of six percent. The term of loan started from March 4, 2019 and extended to September 3, 2020 on August 30, 2019. $3,000 and $9,133 of interest income were recognized during the three months and nine months ended April 30, 2020, respectively. Total interest receivable of $14,100 and $4,967 were accrued as of April 30, 2020 and July 31, 2019, respectively.

Loan receivables are not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. The estimated fair value of long-term loan receivable was approximately $0 and $204,561 as of April 30, 2020 and July 31, 2019, respectively.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at April 30, 2020 and July 31, 2019:

	April 30,	July 31,
	2020 (unaudited)	2019
Leasehold improvements	$22,863	$23,366
Finance lease assets	266,979	272,860
Furniture and fixtures	185,250	235,360
Office equipment and vehicles	63,042	68,859
Construction in progress	197,665	—
	735,799	600,445
Less: accumulated depreciation and amortization	(278,255)	(346,861)
	$457,544	$253,584

Depreciation expense for the three and nine months ended April 30, 2020 were $3,935 and $12,511, respectively. Depreciation expense for the three and nine months ended April 30, 2019 were $1,768 and $1,852, respectively.

NOTE 8. OTHER ASSETS

Other assets consist of the following at April 30, 2020 and July 31, 2019:

	April 30, 2020 (unaudited)	July 31, 2019
Other miscellaneous assets	$40,526	$—
Trademark	1,563	—
Deferred cost of finance lease	643,126	673,634
	$685,215	$673,634

The cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, which was acquired by the Company on March 22, 2019, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the lease term. Amortization expense of deferred cost of finance lease for the three and nine months ended April 30, 2020 was $5,274 and $15,930, respectively. Amortization expense of deferred cost of finance lease for the three and nine months ended April 30, 2019 was $0.

The future amortization schedule for the other assets related to the cost of obtaining the finance lease as of April 30, 2020 is as following:

2020 (excluding the nine months ended April 30, 2020)	$5,330
2021	21,319
2022	21,319
2023	21,319
2024	21,319
2025 and thereafter	552,520
Total	$643,126

NOTE 9. GOODWILL

Our goodwill was contributed by the acquisitions during 2019. Under the circumstance of the COVID-19 pandemic and slowly economic recoveries at Shanghai and Hangzhou city, the Company’s business plans have been halted for an indefinite period of time. Based on the interim assessment of goodwill impairment performed, management determined that goodwill was fully impaired as of April 30, 2020. The following is a roll-forward of goodwill for the year ended July 31, 2019 and for the nine months ended April 30, 2020:

		HFSH and Qiao
	HZHF & HZLJ	Garden Int'l Travel	Total
Balance at July 31, 2018	$—	$—	$—
Acquisitions	466,847	573,170	1,040,017
Impairment	—	—	—
Balance at July 31, 2019	$466,847	$573,170	$1,040,017
Acquisitions	—	—	—
Impairment	(451,732)	(554,611)	(1,006,343)
Foreign Exchange	(15,115)	(18,559)	(33,674)
Balance at April 30, 2020 (unaudited)	$—	$—	$—

NOTE 10. OTHER CURRENT PAYABLE

The following is a breakdown of the accounts and other payables as of April 30, 2020 and July 31, 2019:

	April 30, 2020 (unaudited)	July 31, 2019
Payable to Acquiree	$129,014	$131,856
Current Lease Liability-Financing lease	20,608	—
Deferred revenue	71,567	—
Rental payable	178,204	—
Other payables	124,658	44,000
	$524,051	$175,856

Payable to acquiree is the unpaid consideration for the acquisitions described in Note 4 Acquisitions and Joint Venture.

Rental payable is accrued for unpaid rent during a process of lease related litigation, see Note 11 Leases.

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

As of April 30, 2020, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from two years to six years, with various term extensions available. Our finance lease has remaining lease term of thirty-two years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

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

Lease-related assets and liabilities at April 30, 2020 and July 31, 2019 were as follows

	April 30,	July 31,
	2020 (unaudited)	2019
Assets
Finance lease right-of-use assets, cost	$266,979	$272,860
Less: accumulated amortization	(62,403)	(58,787)
Finance lease right-of-use assets, net	204,576	214,073
ROU assets-Operating lease	3,524,333	—
Total Lease ROU assets	$3,728,909	$214,073
Liabilities
Current Operating Lease liabilities	$839,340	$—
Other current payable-Finance leases	20,608	20,336
Operating lease liabilities, noncurrent	2,766,631	—
Finance lease liabilities, noncurrent	307,031	315,710
Total Lease liabilities	$3,933,610	$336,046

The components of lease cost for the three and nine months ended April 30, 2020 was as follows:

	Three months ended	Nine months ended
	April 30, 2020 (unaudited)	April 30, 2020 (unaudited)
Operating lease cost	$268,727	$731,886
Finance leases:
Amortization of ROU assets	1,582	4,884
Interest on finance lease liabilities	6,065	18,733
Finance lease cost	7,647	23,617
Total lease cost	$276,374	$755,503

Supplemental cash flow information for leases for the nine months ended April 30, 2020 was as follows:

Supplemental cash flow information for leases for the nine months ended April 30, 2020 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$357,617
Financing cash flows from finance leases	19,824

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at April 30, 2020 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.7	32
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at April 30, 2020:

	Operating Leases	Finance Leases
2020 (excluding the nine-months ended April 30, 2020)	$220,907	$—
2021	1,125,972	20,608
2022	989,026	21,319
2023	654,936	22,030
2024	574,803	22,740
2025 and thereafter	704,646	925,250
Total lease payments	$4,270,290	$1,011,947
Less interest	(664,319)	(684,308)
Present value of future lease payments	$3,605,971	$327,639
Current Lease liabilities	839,340	20,608
Noncurrent Lease liabilities	2,766,631	307,031

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the landlord. HFSH and HF International Education then filed a civil case against the landlord for return the over-charged rent expense because of fictitious office size, approximately $260,000 (RMB1.8 million) and continue to execute the lease agreements. An initial trial is still pending to be scheduled by the court. The Company decided to accrue the full amount of rent during litigation process. As of April 30, 2020, the rental payable was $178,204.

NOTE 12. RELATED PARTY TRANSACTIONS

Equity Transactions

On October 2018, the Company refunded $1,429 of the additional paid in capital to the former CFO.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. The whole amount of proceeds has been collected.

Related Party Receivables

As of April 30, 2020 and July 31, 2019, amount of $688,220 and $674,524, respectively, is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of Longjing. The balance was acquired through HFSH acquisition. HFSH loaned the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. The balance will be paid back by June 30, 2020. $9,175 and $28,128 of interest income were recognized during the three and nine months ended April 30, 2020.

The remaining related party receivable of $49,088 and $39,088 as of April 30, 2020 and July 31, 2019, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

On October 2018, the Company borrowed $30,000 from a potential investor to fund the Company's ongoing activities. It was an indefinite short-term loan with no interest bearing. The loan was paid back by the Company in the following quarter.

Related Party Payables

As of April 30, 2020 and July 31, 2019, amount of $669,003 and $526,963, respectively, is payable to SH Qiaohong. Majority of the balance was part of the liability assumed through HFSH acquisition. This payable balance does not bear interest and due on demand.

As of April 30, 2020 and July 31, 2019, amount of $589,829 and $602,821, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was part of the liability assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

The remaining related party payable of $766,402 and $197,775 as of April 30, 2020 and July 31, 2019, respectively, represents the unpaid portion of operating advances made to the Company by following affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

	April 30, 2020
	(unaudited)	July 31, 2019
Shanghai Senior Investment Ltd.	$58,125	$106,866
Shanghai Oversea Chinese Culture Media Ltd.	673,462	50,808
Various affiliates	34,815	40,101
	$766,402	$197,775

As of April 30, 2020 and July 31, 2019, the Company has $583,360 and $585,146, respectively, long-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to long term debt, which expires on April 30, 2021, bearing approximately 2.5 percent of annual interest. $3,517 and $10,784 of interest expense were recognized during the three and nine months ended April 30, 2020, respectively. The unpaid principle and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of April 30, 2020 and July 31, 2019, the estimated fair value of long term loan payable was approximately $582,776 and $584,674, respectively.

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

As of April 30, 2020, no balance has been borrowed from these two related parties by HF Int’l Education.

NOTE 13. COMMITMENTS

There has been no material contractual obligations and other commitments except the lease commitments disclosed in Note 11 Leases.

NOTE 14. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China. Segment information on assets as of April 30, 2020 and revenue generated during the nine months ended April 30, 2020, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$54,736	$11,483	$—	$66,219
Operating loss	(1,606,339)	(559,073)	(138,653)	(2,304,065)
Operating loss before tax	(2,108,568)	(58,815)	(124,959)	(2,292,342)
Net Loss Attributable to Hartford Great Health Corp	(1,305,463)	(355,222)	(125,760)	(1,786,445)
Total assets (excluding Intercompany balances)	1,668,556	3,259,431	1,014,985	5,942,972

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

On May 12, 2020, $99,870 loan to a third party, Longsheng Aquatic Products Co. Ltd., was extended for two additional years to May 13, 2022, with annual interest rate of six percent.

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

Item 2. Management's Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month and nine-month periods ending April 30, 2020. It also analyzes our financial condition at April 30, 2020 and compares it to our financial condition at July 31, 2019. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2019, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2020, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of April 30, 2020, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

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

Results of Operations – Three Months Ended April 30, 2020 Compared to Three Months Ended April 30, 2019.

Revenue: We recognized $10,310 and $23,103 revenue in the three months ended April 30, 2020 and 2019, respectively. The revenue during the three months ended April 30, 2020 and 2019, respectively, were mainly generated from the hospitality housing in HZLJ. Due to the COVID-19 pandemic impacts, no revenue has been generated from the childhood education care services in HFSH. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses increased to $424,934 for the three months ended April 30, 2020, compared to $287,820 during the comparable period of 2019. During the three months ended April 30, 2020, selling, general and administrative expenses increased by $130,571, and depreciation and amortization expenses increased by $9,209. The increase of operating expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development, including lease cost. The company’s major business plans were halted as a result of COVID-10 pandemic.

Other Income (Expense): Other income, net decreased to $3,988 for the three months ended April 30, 2020, compared to $8,105 of income for the corresponding period of 2019. Other income, net was mainly resulted from the interest income of third party current loan receivable and related party receivable from SH Qiaohong, offset with interest expense of related party loan with Dubian, which started on April 30, 2019.

Net Loss Attributable to Noncontrolling Interest: For the three months ended April 30, 2020, we recorded a net loss attributable to Noncontrolling interest of $108,680 compared to $22,532 for the corresponding period of 2019. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the year ended July 31, 2019.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $301,956 or $(0.00) per share for the three months ended April 30, 2020 , compared to a net loss of $234,080 or $(0.00) per share for the three months ended April 30, 2019, an increase in losses of $67,876 due to the factors discussed above.

Results of Operations – Nine months ended April 30, 2020 Compared to Nine months ended April 30, 2019.

Revenue: We recognized $66,219 and $23,103 revenue in the nine months ended April 30, 2020 and 2019, respectively. The revenue during the nine months ended April 30, 2020 was mainly generated from two industry segments: hospitality housing in HZLJ and childhood education care services in HFSH. During the nine months ended April 30, 2019, revenue was mainly generated from the hospitality housing in HZLJ. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses increased to $2,370,284 for the nine months ended April 30, 2020, compared to $347,629 during the comparable period of 2019. During the nine months ended April 30, 2020, goodwill impairment loss increased by $991,803, selling, general and administrative expenses increased by $966,040, cost of service revenue increased by $36,371, and depreciation and amortization expenses increased by $28,441. The increase of operating expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development, including lease cost. The company’s major business plans were halted as a result of COVID-10 pandemic. Management determined that the goodwill generated from acquisition was fully impaired as of April 30, 2020.

Other Income (Expense): Other income increased to $11,723 for the nine months ended April 30, 2020, compared to $91,022 of other expense for the corresponding period of 2019. The increase of other income for the nine months ended April 30, 2020 was mainly resulted from interest income of loan receivables. The other expense occurred in the nine months ended April 30, 2019 was mainly resulted from the accelerated amortization of the deferred start-up cost which was acquired through HZHF acquisition. In accordance with US GAAP, essentially start-up cost should be expensed as incurred.

Net Loss Attributable to Noncontrolling Interest: For the nine months ended April 30, 2020, we recorded a net loss attributable to Noncontrolling interest of $506,697 compared to $22,532 for the corresponding period of 2019. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was acquired through the new acquisitions during the year ended July 31, 2019.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,786,445 or $(0.02) per share for the nine months ended April 30, 2020, compared to a net loss of $393,016 or $(0.01) per share for the nine months ended April 30, 2019, an increase in losses of $1,393,429 due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2020, we had a working capital deficit of $2,141,170 comprised of current assets of $1,247,455 and current liabilities of $3,388,625. This represents an increase of $2,115,355 in the working capital deficit from the July 31, 2019 amount of $25,815.

During the nine months ended April 30, 2020, our working capital deficit increased primarily because we recognized $839,340 current operating lease liabilities by adopting ASU No. 2016-02, and additional advances from related parties for business operating.

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

Cash Flows – Nine months ended April 30, 2020 Compared to Nine months ended April 30, 2019

Operating Activities

During the nine months ended April 30, 2020, $2,036 provided by operating activities as compared to $1,131,950 used in the operations during the nine months ended April 30, 2019. During the nine months ended April 30, 2020, we recorded losses including noncontrolling interests of $2,293,142, incurred non-cash depreciation of $28,441, Loss on disposal of property and equipment of $6,640, disposal of noncontrolling interest of $4,964, goodwill impairment loss of $988,446 (see note 9 Goodwill ), prepaid and other current receivables decreased by $196,907, other assets increased by $35,251, other current payable increased by $340,060, and related party payable increased by $695,432, operating lease assets and liabilities increased by $81,335 as a result from the adoption of new lease guidance ASU No. 2016-02. The increase of related party payable was resulted from the operating advances from related parties. See Note 12 Related Party Transactions.

During the nine months ended April 30, 2019, we recorded losses of $415,548, incurred non cash depreciation of $1,852, amortization of deferred organization cost of $104,372, prepaid and other current receivable increased by $109,406, other assets increased by $26,939, related party payable decreased by $725,947, and other current payable increased by $39,666. The decrease of related party payable was resulted from the payment made to SH Qiaohong, the amount borrowed from SH Qiaohong by the original owner of SHHF was used for start-up expense and 90 percent of Qiao Garden Intl Travel acquisition and the liability was assumed by the company through SHHF acquisition.

Investing activities

Cash used in investing activities was $227,795 for the nine months ended April 30, 2020 as compared to $663,069 used for the corresponding period in 2019. During the nine months ended April 30, 2020, HF Int’l Education’s subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) was grand opened to provide childcare education services. Property and equipment have been added to this new entity.

During the nine months ended April 30, 2019, we acquired multiple entities in Shanghai and Hangzhou, China, total consideration for $606,263, cash paid for $384,515, the unpaid balance of $221,748 is included in other current payable as of April 30, 2019. The cash proceeds from the acquisitions was $21,594 (see note 4 “Acquisitions and Joint Ventures”). During the nine months ended April 30, 2019, we loaned $599,870 to two third parties with annual interest rate of six percent, $300,000 of the loaned amount has been paid back (see note 6 “Loan Receivable”).

Financing activities

Cash used in financing activities was $12,744 for the nine months ended April 30, 2020 as compared to $2,043,826 cash provided by financing activities for the nine months ended April 30, 2019. The cash flows used in financing activities for the nine months ended April 30, 2020 was primarily attributable to $19,824 finance lease principal payment offset by $7,080 contribution received from noncontrolling interest shareholder to the joint venture entity HF Int’l Education (see note 4 “Acquisitions and Joint Ventures”).

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

Future Capital Expenditures

On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). However, due to the impact of COVID-19 pandemic, both parties are negotiating to terminate the acquisition agreement.

On January 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). During the months of May and June in 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). As of April 30, 2020, these acquisition agreements have not yet taken effect. These agreements will be executed when the Company is financially ready to move on, and the purchase price will be calculated based on the net assets of each entity on the execution date.

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

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2020, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2020, we have no other material contractual commitments except the office building and property leases which are included Note 11 Leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the nine month period ended April 30, 2020, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the landlord. HFSH and HF International Education then filed a civil case against the landlord for return the over-charged rent expense because of fictitious office size, approximately $260,000 (RMB1.8 million) and continue to execute the lease agreements. An initial trial is still pending to be scheduled by the court.

We were not subject to any other legal proceedings during the nine-month period ended April 30, 2020 and are not currently subject to any other legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial conditions. Nor to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the nine-month periods ended April 30, 2020 or 2019.

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

HARTFORD GREAT HEALTH CORP.
Date: June 11, 2020	By:	/s/ LIANYUE SONG
Lianyue Song
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lianyue Song	Chief Executive Officer, President, Dir.	June 11, 2020
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	June 11, 2020
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	June 11, 2020
Yuan Lu

/s/ Xin Dong	Director	June 11, 2020
Xin Dong

