Form 10-K
period 2020-07-31
Hartford Great Health Corp.
filed 2020-11-10
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-54439

Hartford Great Health Corp.

(Exact name of registrant as specified in its charter)

Nevada	51-0675116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8832 Glendon Way, Rosemead, California	91770
(Address of principal executive offices)	(Zip Code)

(626) 321-1915

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [  ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

January 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $10,556,280.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company[X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 par value	HFUS	OTC Markets Group

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,108,000 shares of common stock outstanding as of November 10, 2020.

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

PART I

ITEM 1. BUSINESS.

General

Hartford Great Health Corp. (“the Company”, “Hartford” “we”, “us” or our”) was incorporated in the State of Nevada on April 2, 2008 (“Inception) under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 20, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

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

Strategy

The initial plan in focuses on the development of the Sino-U.S. health industry in the following four areas:

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

The Company has also expanded its strategy into the hospitality industry, focusing on hotels, restaurants, and travel arrangements. The Company plans to integrate hospitality with health management through its membership-based program by arranging travel accommodations for Chinese citizen members to the United States to obtain stem cell beauty treatments.

The initial plan in early 2019 that focused on the development of the Sino-U.S. health industry in the areas of International Anti-Aging membership based program; Artificial Intelligence and Medical Equipment Sales; Mobile Lifestyle Management Platform; and Integrated management of metabolic diseases have been put on hold due to economic uncertainties caused by the increasing tension between the US and China international relation.

Near the end of 2019, the Company has found another opportunity to expand its market reach in the Chinese childhood education industry. The Company plans to formulate a proprietary early childhood education center management model beginning with the opening of several early childhood education centers in the greater Shanghai area with the goal of demonstrating the management model in action in order to attract interest from potential franchisees. Currently, there are three early child education and development center in operation despite the economic slowdown during the pandemic. In the short future, the company will mainly focus on childhood educational development industry.

There can be no assurance following consummation of any of the business ventures will develop into a going concern or,

if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has limited operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. There is no assurance that the Company will ever be profitable.

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

Employees

At September 30, 2020, we had 78 employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

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

ITEM 3. LEGAL PROCEEDINGS

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the sub-lessor. HFSH and HF International Education then filed a civil case against the sub-lessor for return the over-charged rent expense because of fictitious office size, approximately $483,000 (RMB3.3 million). The sublease agreement was terminated on June 1, 2020. HF International Education entered a new lease agreement with the original landlord on June 1, 2020. An initial trial is scheduled on November 12, 2020 by the court.

We were not subject to any other legal proceedings during the twelve months ended July 31, 2020 and 2019 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

There has only been limited trading for the Company’s Common Stock since it was quoted on OTC Markets. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

On November 10, 2020, the closing price of our common stock reported on the OTC Markets was $1.25 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Fiscal 2019	Low	High
First Quarter	$0.41	$4.00
Second Quarter	$0.76	$2.30
Third Quarter	$0.08	$0.76
Fourth Quarter	$0.15	$1.20

Fiscal 2020	Low	High
First Quarter	$1.00	$1.45
November 1, 2020 through November 10, 2020	$1.25	$1.25

Holders

As of November 10, 2020, a total of 99,108,000 shares of our common stock were outstanding and there were approximately 47 holders of record.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission (“SEC”) regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Corporate Stock Transfer, Inc. (“CST”), currently operating under the name, EQ by Equiniti, as the transfer agent for our common stock. The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and its telephone number is (303) 282-4800.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the “Shares”) to 15 individuals. The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements and all proceeds have been collected. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. Due to the strict monitoring of China’s foreign exchange investment policy, funds are not able to be transferred directly to HFUS. As a result, amount of $657,000 were collected in RMB from the Chinese investors. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended. The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers. The proceeds from the sales of securities have been used in operating activities and acquisition of new entities.

On July 3, 2020, the Company signed a subscription agreement to one of the existing investors selling 1,000,000 shares of common stock (the “Shares”) priced at $0.02 per share.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2020, and the results of operations for the years ended July 31, 2020, and 2019. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2020 and 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of July 31, 2020, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

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

The subsidiary of HFUS in Shanghai (HFSH) plans to borrow operating funds from two related party entities, SH Qiao Hong and SH Oversea Chinese Culture Media Ltd. The purpose of the loans is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). Upon signing of supplemental agreement, HFUS currently holds 58.5% ownership of HF Int’l Education and maintains control over HF Int’l Education. On October 28, 2019, HF Int’l Education’s subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) had its childhood education center opened.

HF Int’l Education has developed an enhanced model of childcare franchise management program and registered a new brand name, “HaiDeFuDe”. HF Int’l Education has recruited a team of knowledgeable childcare teachers to develop series of independent textbooks designed to targeted age of young children and register for the copyrights for these textbooks in September of 2020. Recently, HF Int’l Education has begun marketing and promoting the enhanced model of franchise operation and management packaged program, under “HaiDeFuDe” brand, to an initial of 50 franchisees throughout different regions of China. To achieve that, HF Int’l Education has incorporate existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model is expected to attract other childcare education centers to join the “HaiDeFuDe” brand, and HF Int’l Education expects to generate revenue from franchise and management fees. We expect to generate approximately RMB2 million in revenue by the end of 2020 and reach approximately RMB15 million in revenue from 25 franchisees by the end of 2021.

Liquidity and Capital Resources

As of July 31, 2020, we had negative working capital of $3,359,623 comprised of current assets of $963,499 and current liabilities of $4,323,122. This represents a decrease of $3,157,388 in the working capital balance from the July 31, 2019 amount of $(202,235). During the year-ended July 31, 2020, our working capital deficit increased primarily because we recognized $739,352 current operating lease liabilities by adopting ASU No. 2016-02, and additional advances from related parties for business operating.

We believe that our funding requirements for the next twelve months will be in excess of $1,900,000. We are currently seeking for further funding through related parties’ loan and finance.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock (the “Shares”) to 15 individuals. The selling price was $0.02 per share for an aggregate of $1,921,800. All 15 investors executed subscription agreements. As of April 30, 2019, all proceeds have collected. Twelve of the 15 investors are Chinese citizens and purchased the shares in China. Due to the strict monitoring of China’s foreign exchange investment policy, funds are not able to be transferred directly to HFUS. As a result, amount of $657,000 were collected in RMB from the Chinese investors. The Shares were sold in a private placement pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended. The Shares are all restricted shares and accordingly all stock certificates evidencing the Shares have been affixed with the appropriate legend restricting sales and transfers.

On July 3, 2020, the Company signed a subscription agreement to one of the current investor, selling 1,000,000 shares of common stock (the “Shares”) priced at $0.02 per share. The transfer agent is currently processing stock issuance.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Year Ended July 31, 2020 Compared to Year Ended July 31, 2019

Operating Activities

During the year ended July 31, 2020, $446,792 used in operating activities compared to $1,259,862 used in the operations during the year ended July 31, 2019.

During the year ended July 31, 2020, we recorded losses including noncontrolling interests of $3,655,069, incurred non-cash depreciation of $69,941, Loss on disposal of property and equipment of $6,659, impairment loss of $1,628,306 (see note 9 Other assets and note 10 Goodwill ), prepaid and other current receivables decreased by $10,041, other assets increased by $145,728, other current payables increased by $439,497, and related party payables, net increased by $1,020,190, operating lease assets and liabilities increased by $154,418 as a result from the adoption of new lease guidance ASU No. 2016-02. The increase of related party payables was resulted from the operating advances from related parties. See Note 13 Related Party Transactions.

During the year ended July 31, 2019, we recorded losses including noncontrolling interests of $659,994, incurred non-cash depreciation of $13,721, prepaid and other current receivable increased by $230,669, inventory increased by $24,760, other assets decreased by $75,962, other current payable increased by $9,533, related party payable, net decreased by $492,419, and other liabilities increased by $28,196. The increase of prepaid and other current receivable was mainly resulted from the property rental and property associate fee prepayments, deposits, and employee operating advances occurred in these new subsidiaries. The decrease of other assets was mainly resulted from the accelerated amortization of deferred start-up cost which was acquired through HZHF asset acquisition, and the amortization of deferred cost of finance lease which was acquired through HZLJ acquisition. The decrease of related party payable was resulted from the payment made to SH Qiaohong, the amount borrowed from SH Qiaohong by the original owner of SHHF was used for start-up expense and 90 percent of Qiao Garden Intl Travel acquisition and the liability was assumed by the company through SHHF acquisition. The increase of other liabilities was mainly due to the increase of the finance lease liabilities under HZLJ.

Investing activities

Cash provided by investing activities was $52,270 for the year ended July 31, 2020 as compared to $483,252 cash used for the corresponding period in 2019.

During the year ended July 31, 2020, $323,078 loan receivable and interest have been paid back from third party borrowers. HF Int’l Education’s subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) was grand opened to provide childcare education services. Property and equipment, amount of $270,808, have been added to this new entity.

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

Financing activities

Cash provided by financing activities was $164,560 for the year ended July 31, 2020 as compared to $2,068,779 for the year ended July 31, 2019. The cash flows provided by financing activities for the year ended July 31, 2020 was primarily attributable to $ 184,438 contribution received from noncontrolling interest shareholders to the joint venture entity - HF Int’l Education (see note 4 “Acquisitions and Joint Ventures”), offset by $19,878 finance lease principal payment.

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

Equity and Capital Resources

We have incurred losses since inception of our business and, as of July 31, 2020, we had an accumulated deficit of $3,568,185 compared to $916,816 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

We expect our expenses might increase during the foreseeable future as a result of increased operational expenses and the development of our business. As our Chinese subsidiaries start operations and marketing plans, the three childcare education centers have begun to generate certain revenues. However, the generated revenue is not expected to be sufficient to cover our marketing needs until second quarter of 2021. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate.

Future Capital Expenditures

On January and February 27, 2019, HFSH entered an agreements with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). As of July 31, 2020, these acquisition agreements have not yet taken effective as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2020, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2020, we have RMB 2 million book purchase commitments and the office building and property leases which are included footnote 12 Leases. (see note 15. Commitments and contingencies)

Results of Operations- Year Ended July 31, 2020 Compared to Year Ended July 31, 2019

Revenue and Cost of revenue: We recognized $98,307 and $56,174 revenue in the year ended July 31, 2020 or 2019. Cost of revenue increased to $86,243 for the year ended July 31, 2020, compared to $11,445 during the comparable period of 2019.The revenue during the year ended July 31, 2020 was mainly generated from two industry segments: hospitality housing in HZLJ and childhood education care services in HF Int’l Education. During the year ended July 31, 2019, revenue was mainly generated from the hospitality housing in HZLJ.

Operating Expenses: Operating expenses increased to $3,511,021 for the year ended July 31, 2020, compared to $727,247 during the comparable period of 2019. During the year ended July 31, 2020, impairment loss increased by $1,628,306 (see Note 9 Other assets and Note 10 Goodwill), selling, general and administrative expenses increased by $1,099,248, and depreciation and amortization expenses increased by $56,220. The increase of operating expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development, including lease cost. The company’s major business plans were halted as a result of COVID-10 pandemic. Management determined that $1,006,343 goodwill and $621,963 deferred cost of finance lease which were generated from acquisitions were fully impaired as of July 31, 2020.

Other Income (Expense): Other expense increased to $155,312 for the year ended July 31, 2020, compared to $22,524 of other income for the corresponding period of 2019. The increase of other expense was mainly resulted from $141,984 donation made to Shanghai JiaoTong University Oversea Early Childcare Organization.

Net Loss Attributable to Noncontrolling Interest: For the year ended July 31, 2020, we recorded a net loss attributable to Noncontrolling interest of $1,003,700 compared to $75,825 for the corresponding period of 2019. The loss was allocated based on the ownership percentage of Noncontrolling interest, which was mainly acquired through the new acquisitions of HZLJ during the year ended July 31, 2019.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $2,651,369 or $ (0.03) per share for the year ended July 31, 2020, compared to a net loss of $584,169 or $ (0.01) per share for the year ended July 31, 2019, an increase in losses of $2,067,200 due to the factors discussed above.

CRITICAL ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the identification and disclosure of impaired assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Comprehensive Income (loss): For the year ended July 31, 2020, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2020, none of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Loans and Receivables: The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of July 31, 2020, all balances are collectable based on management’s assessment.

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

Advertising costs: Advertising costs are expensed as incurred. During the year ended July 31, 2020, $12,582 advertising expenses were incurred. No advertising costs incurred during the year ended July 31, 2019.

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

Revenue Recognition: The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2019, applying the modified retrospective method to all contracts that were not completed as of August 1, 2019. The Company is building up its core business upon the completion of multiple acquisitions on March 2019 and impact of COVID-19 pandemic, limited operations occurred during the years ended July 31, 2020 and 2019. The revenue during the year ended July 31, 2020 was mainly generated from HZLJ and HF Int’l Education.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation.. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of July 31, 2020.

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. US$29,582 of revenue was derived from early childhood education classes provided for the year ended July 31, 2020.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Unearned revenue: Unearned revenue represents revenues collected but not earned as of July 31, 2020. This is primarily composed of tuition collected in advance from childhood education services.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the year ended July 31, 2020 or 2019.

Recent Accounting Pronouncements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed Consolidated Statement of Operation and condensed Consolidated Statement of Cash Flows for the year ended July 31, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 12 Leases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting Company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of

Hartford Great Health Corp.

Rosemead, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartford Great Health Corp. and subsidiaries (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the two years in the period ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and revenue from contracts with customers at August 1, 2019 and 2018, respectively, and changed the manner in which it accounts for goodwill impairment at January 1, 2020.

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

/s/ Simon & Edward, LLP

Diamond bar, California

November 10, 2020

We have served as the Company’s auditor since 2019.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$36,604	$269,672
Current Loan receivable	-	107,616
Prepaid and Other current receivables	173,819	210,280
Related party receivables	753,076	713,612
Total Current Assets	963,499	1,301,180
Non-Current Assets
Restricted cash, noncurrent	28,673	29,052
Property and equipment, net	467,881	253,584
Loan receivable, noncurrent	-	200,000
Goodwill	-	1,040,017
ROU assets-Operating lease	4,499,693	-
Other assets	329,235	850,054
Total Non-Current Assets	5,325,482	2,372,707
TOTAL ASSETS	$6,288,981	$3,673,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party payables	$2,966,651	$1,327,559
Current Operating Lease liabilities	739,352	-
Other current payables	617,119	175,856
Total Current Liabilities	4,323,122	1,503,415
Long-term loan from related party	-	585,146
Lease liabilities, noncurrent	4,253,050	336,046
TOTAL LIABILITIES	8,576,172	2,424,607
Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 99,108,000 shares issued and outstanding	99,108	99,108
Additional paid-in capital	2,154,521	2,154,521
Accumulated deficit	(3,568,185)	(916,816)
Accumulated other comprehensive loss	(55,146)	(6,392)
Noncontrolling interest	(917,489)	(81,141)
Total Stockholders’ (Deficit) Equity	(2,287,191)	1,249,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,288,981	$3,673,887

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	July 31,
	2020	2019
Service revenues	$98,307	$56,174
Cost of revenues	86,243	11,445
Gross Profit	12,064	44,729
Operating expenses
Depreciation and amortization	69,941	13,721
Selling, general and administrative	1,812,774	713,526
Impairment loss	1,628,306	-
Total Operating Expenses	3,511,021	727,247
Operating Loss	(3,498,957)	(682,518)
Other Income (Expense)
Interest income, net	13,119	11,341
Loss on absorbing 2.5% noncontrolling interest of HF Int’l Education	(12,771)	-
Other (expense) income, net	(155,660)	11,183
Other (expense) income, net	(155,312)	22,524
Loss before income taxes	(3,654,269)	(659,994)
Income Tax Expense	800	-
Net Loss	(3,655,069)	(659,994)
Less: net loss attributable to
Noncontrolling Interest	(1,003,700)	(75,825)
Net Loss Attributable to
Hartford Great Health Corp	$(2,651,369)	$(584,169)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	99,108,000	61,461,781

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended
	July 31,
	2020	2019
Net Loss	$(2,651,369)	$(584,169)
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	(67,633)	(6,392)
Total other comprehensive loss	(67,633)	(6,392)
Less: total other comprehensive loss attributable to noncontrolling interest	(18,879)	-
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(48,754)	(6,392)
Total Comprehensive Loss	$(2,700,123)	$(590,561)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended July 31, 2020 and 2019

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31 , 2018	3,018,000	$3,018	$330,241	$(332,647)	$-	$-	$612
Net (loss)	-	-	-	(584,169)	-	(75,825)	(659,994)
Issuance of common stock	96,090,000	96,090	1,825,710	-	-	-	1,921,800
Return of capital	-	-	(1,430)	-	-	-	(1,430)
Contribution through acquisitions and new subsidiary	-	-	-	-	-	(5,316)	(5,316)
Foreign currency translation adjustment	-	-	-	-	(6,392)	-	(6,392)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss)	-	-	-	(2,651,369)	-	(1,003,700)	(3,655,069)
Investment from Noncontrolling Interest	-	-	-	-	-	186,231	186,231
Foreign currency translation adjustment	-	-	-	-	(48,754)	(18,879)	(67,633)
Balance, July 31, 2020	99,108,000	$99,108	$2,154,521	$(3,568,185)	$(55,146)	$(917,489)	$(2,287,191)

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net loss including noncontrolling interests	$(3,655,069)	$(659,994)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	69,941	13,721
Loss (gain) on disposal of property and equipment	6,659	(4,192)
Impairment loss	1,628,306	-
Changes in operating assets and liabilities:
Prepaid and Other current receivables	10,041	(230,669)
Other assets	(145,728)	75,962
Related party receivables and payables	1,020,190	(492,419)
Other current payable	439,497	9,533
Operating lease assets and liabilities	154,418	-
Other liabilities	24,953	28,196
Net cash (used in) operating activities	(446,792)	(1,259,862)
Cash flows from investing activities:
Cash proceeds from Acquisitions	-	50,470
Cash used in Acquisitions	-	(230,161)
Payments on loan receivable	-	(599,870)
Repayment of Loan receivable	323,078	300,000
Purchases of property and equipment	(270,808)	(3,691)
Net cash provided by (used in) investing activities	52,270	(483,252)
Cash flows from financing activities:
Contribution from noncontrolling interest	184,438	168,148
Proceeds from issuance of common stock	-	1,921,800
Return of Capital	-	(1,430)
Principal payments on finance lease	(19,878)	(19,739)
Net cash provided by financing activities	164,560	2,068,779

Effect of exchange rate changes on cash	(3,485)	(28,385)
Net change in cash, cash equivalents and restricted cash	(233,447)	297,280
Cash, cash equivalents and restricted cash at beginning of period	298,724	1,444
Cash, cash equivalents and restricted cash at end of period	$65,277	$298,724

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$-

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

Notes to Financial Statements

For the Years Ended July 31, 2020 and 2019

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

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”) at the same month. On July 24, 2019 and March 23, 2020, HF Int’l Education established a 100% owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, which was approved to conduct childcare operations in Shanghai, China.

Basis of Presentation

The consolidated financial statements include the accounts of Hartford Great Health Corp, its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests of the consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in the consolidation. The Company’s net income (loss) excludes income (loss) attributable to the noncontrolling interests.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the identification and disclosure of impaired assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss)

For the year ended July 31, 2020 and 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

Fair value measurement

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

The Company’s financial instruments consist of cash and cash equivalents, current loan receivables, related party receivables, prepaid and other current receivables, related party payables and other current liabilities. The carrying amounts of afore-mentioned accounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents

The Company maintains cash with banks in the United States and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2020 and 2019, nil and $20,083 of the Company’s cash and cash equivalents held by financial institutions were uninsured, respectively. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Loans and Receivables

The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of July 31, 2020 and 2019, all balances are collectable based on management’s assessment.

Property and equipment, net

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

Goodwill and Long-lived Assets

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value. The Company’s goodwill was generated from the business acquisitions during the year ended July 31, 2019. We currently have two reporting units - Hospitality and Early Childhood Education. Given the impact of COVID-19 pandemic and the unfavorable operation results, goodwill impairment assessment was performed at interim time and annually. Based on the assessment results, management determined that $1,006,343 goodwill and $621,963 deferred lease cost were fully impaired as of July 31, 2020.

Reclassifications

Certain amounts on the prior-year consolidated balance sheet and consolidated statement of operations were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

Business Combinations

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

Noncontrolling interest

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

Advertising costs

Advertising costs are expensed as incurred. During the year ended July 31, 2020, $12,582 advertising expenses were incurred. No advertising costs incurred during the year ended July 31, 2019.

Income Taxes

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government. The Company has been in loss position for years and zero balances of tax provisions, deferred tax assets and liabilities as of the reporting periods ended. The tax reforms have no significant impacts on the Company’s income statements.

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2018, applying the modified retrospective method to all contracts that were not completed as of August 1, 2018. The Company is building up its core business upon the completion of multiple acquisitions on March 2019 and impact of COVID-19 pandemic, limited operations occurred during the years ended July 31, 2020 and 2019. The revenue during the year ended July 31, 2020 was mainly generated from HZLJ and HF Int’l Education.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation.. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of July 31, 2020.

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. US$29,582 of revenue was derived from early childhood education classes provided for the year ended July 31, 2020.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Unearned revenue

Unearned revenue represents revenues collected but not earned as of July 31, 2020. This is primarily composed of tuition collected in advance from early childhood education services.

Income (Loss) Per Share

Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the year ended July 31, 2020 or 2019.

Recent Accounting Pronouncements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU No. 2017-04 on January 31, 2020. Management determined the goodwill was fully impaired as of January 31, 2020.

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

The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s Consolidated Statement of Operation and Consolidated Statement of Cash Flows for the year ended July 31, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 12 Leases.

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $3,568,185 as of July 31, 2020. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon several factors, including the availability of debt or equity funding upon terms and conditions acceptable to Hartford Great Health Corp., and ultimately achieving profitable operations. Management believes that Hartford Great Health Corp.’s business plan provides it with an opportunity to continue as a going concern. However, management cannot provide assurance that Hartford Great Health Corp. will meet its objectives and be able to continue in operation.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Hartford Great Health Corp. to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of preferred stock have been issued or outstanding since Inception (April 2, 2008).

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise $1,921,800 capital in cash. As of July 31, 2020 and 2019, the company had a total of 99,108,000 shares of common stock issued and outstanding.

On July 3, 2020, an existing investor has signed a subscription agreement with the Company for 1,000,000 shares of common stock (the “Shares”) priced at $0.02 per share. As of the reporting date, $20,000 subscription was received and the shares are pending for issuance.

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

Acquisition of HZLJ

On March 22, 2019, HZHF acquired 60 percent ownership interest of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”) from Shanghai Qiao Garden Property Management Group, Ltd. The acquisition expands the Company’s capabilities in the travel and health management sectors as the hotel is located within walking distance of local tea farms and a protected nature preserve. The results of operations of the acquired subsidiary are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations. The Company classifies the 40 percent ownership interest held by Shanghai Qiaohong Real Estate Co., Ltd. as “Noncontrolling interest” on the consolidated balance sheet.

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

Goodwill is mainly attributable to synergies expected from the acquisition in hospitality industry and assembled workforce. Other assets and other liabilities are related to the deferred cost of obtaining the finance lease and the finance lease liabilities (see Note 12 Lease). Related party payable consisted the unpaid portion of operating advances made to HZLJ by the affiliates which are under common control by the same management. Amount of $595,939 were due to Qiao Garden Group, which originally owned 60% of HZLJ. And amount of $596,348 were advanced from Shanghai DuBian Assets Management Ltd., which is controlled by the same management. These advances do not bear interest and are due on demand. Property and Equipment, net mainly consists of ROU assets, Furniture and fixtures and office equipment.

Acquisition of HFSH

On March 20, 2019, the Company acquired HFSH and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Intl Travel”). The original intent behind the acquisition was to use the travel agency to manage travel and lodging arrangements between China and the US for Chinese members of the anti-aging stem-cell treatment program. The results of operations of the acquired entities are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations, under acquisition accounting method. The Company classifies the un-acquired 10 percent ownership interest as “Noncontrolling interest” on the consolidated balance sheet. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations. The calculation of purchase price and purchase price allocation is as follows:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	35,886
Accounts and Other receivables	92,120
Property and Equipment, net	6,511
Related party receivable	791,445
Goodwill	573,170
Other current payable	(3,126)
Related party payable	(1,073,380)
Noncontrolling interest	(63,911)
Total consideration*	358,715

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

	Years ended July 31,
	2020	2019
Revenues	$98,307	$162,424
Net Loss	(3,655,069)	(1,010,870)
Less: Net Loss Attributable to
Noncontrolling Interest	(1,003,700)	(95,380)
Net Loss Attributable to
Hartford Great Health Corp	$(2,651,369)	$(915,490)
Weighted average shares outstanding:
Basic and diluted	99,108,000	99,108,000
Net loss per common share:
Basic and Diluted	(0.03)	(0.01)

Joint Venture – HF Int’l Education

On March 22, 2019, HFSH entered into a joint venture agreement (the “JV agreement”) with Shanghai Jingyu Education Tech Ltd. (“SH Jingyu”) and one individual investor, to form a new entity - HF Int’l Education to provide childcare education services. The joint venture was initially 65.0% owned by HFSH and a totaling 35.0% owned by two noncontrolling shareholders. The JV agreement was not executed due to no sufficient capital investments injected by the two noncontrolling shareholders. During the year ended on July 31, 2020, HFSH’s ownership has been slightly decreased to 61.0% from 65.0% because of equity transactions between noncontrolling shareholders. On June 19, 2020, a board resolution was approved to increase registered capital to RMB10 million from RMB5 million, and three out of four noncontrolling shareholders gave up the subscription rights. As a result, HFSH holds 75.5% of HF Int’l Education and totaling 24.5% equity held by noncontrolling shareholders. The new equity structure became effective upon the approval of the local government on September 10, 2020.

Operation result of HF Int’l Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the ownership interest held by other four parties as “Noncontrolling interest” on the consolidated balance sheet. As of July 31, 2020, amount of RMB 10.0 million or $1.4 million of capital were fully injected.

On July 24, 2019 and March 23, 2020, HF Int’l Education established two wholly owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd. (“HDFD”), respectively, to provide childcare education services.

Others

On January and February, 2019, HFSH entered agreements to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”), 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), and 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). As of July 31, 2020, these acquisition agreements have not yet taken effective as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on execute dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

During May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). The acquisition agreement has not yet taken effective as no consideration has been paid towards the acquisition. On June 12, 2020, the company withdraw the acquisition by transferring the agreement to an individual with zero price.

On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center. The purchase price is set at zero. According to the acquisition agreement, HF Int’l Education agreed to assume approximately RMB 1 million liabilities and RMB 171,000 assets. The acquisition is expecting to consummate by November 30, 2020.

NOTE 5. RESTRICTED CASH

The Company early adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The restricted cash is collateral required by the local government in China for the travel license Qiao Garden Int’l Travel holds.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	July 31, 2020	July 31, 2019
Cash and cash equivalents	$36,604	$269,672
Restricted cash, noncurrent	28,673	29,052
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$65,277	$298,724

NOTE 6. LOAN RECEIVABLE

The Company loaned $99,870 to a third party, Longsheng Aquatic Products Co., Ltd. The loan bears 6% annum interest rate with three-month term started on February 14, 2019. On May 12, 2019, the loan had been extended for another year, expires on May 13, 2020. $5,260 and $2,780 of interest income were recognized during the years ended July 31, 2020 and 2019, respectively. The loaned amount and interest have been fully paid back on June 11, 2020.

The Company loaned $300,000 to a third party, Hong Kong Hong Tai Int’l Trade Limited (“HK HongTai”). The loan bears annual interest rate of six percent. The term of loan is six months with expiration date on June 27, 2019. The loan has been fully paid back on February 5, 2019.

The Company loaned another $200,000 to HK HongTai on March 4, 2019. The loan bears annual interest rate of six percent with six months term expiring on September 3, 2019. Subsequently on August 30, 2019, the loan has been extended to September 3, 2020. $10,202 and $6,890 of interest income were recognized during the years ended July 31, 2020 and 2019, respectively. The loan principal and interest accrued have been fully paid back on June 11, 2020.

NOTE 7. OTHER CURRENT RECEIVABLES

Other current receivable, amounts of $173,819 and $210,280 as of July 31, 2020 and 2019, respectively, mainly consist of purchase advance, prepaid rent, employee operating advances and others.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at July 31, 2020 and 2019:

	July 31,	July 31,
	2020	2019
Leasehold improvements	$181,378	$23,366
Finance lease assets	269,304	272,860
Furniture and fixtures	202,241	235,360
Office equipment and vehicles	112,759	68,859
Construction in progress	19,326	-
	785,008	600,445
Less: accumulated depreciation and amortization	(317,127)	(346,861)
	$467,881	$253,584

Depreciation expense for the years ended July 31, 2020 and 2019, was $48,643 and $6,411, respectively.

NOTE 9. OTHER ASSETS

Other assets consist of the following at July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Other miscellaneous assets	$38,688	$-
Rental deposits	288,970	176,420
Trademark	1,577	-
Deferred cost of finance lease	-	673,634
	$329,235	$850,054

The cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the remaining lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the remaining lease term. Amortization expense of deferred cost of finance lease for the year ended July 31, 2020 and 2019 were $21,298 and $7,310, respectively. Given the impact of COVID-19 pandemic and the unfavorable operation results, management determined that the deferred cost of finance lease was fully impaired as of July 31, 2020 and $621,963 impairment cost was recorded for the year ended July 31, 2020.

NOTE 10. GOODWILL

Our goodwill was contributed by the acquisitions during 2019. Under the circumstance of the COVID-19 pandemic and slowly economic recoveries at the cities of Shanghai and Hangzhou, the Company’s business plans have been halted for an indefinite period of time. Based on the interim assessment of goodwill impairment testing performed, management determined that goodwill was fully impaired as of January 31, 2020. The following is a roll-forward of goodwill for the years ended July 31, 2020 and 2019:

		HFSH and Qiao
	HZHF & HZLJ	Garden Int’l Travel	Total
Balance at July 31, 2018	$—	$—	$—
Acquisitions	466,847	573,170	1,040,017
Impairment	—	—	—
Balance at July 31, 2019	$466,847	$573,170	$1,040,017
Acquisitions	—	—	—
Impairment	(451,732)	(554,611)	(1,006,343)
Foreign Exchange	(15,115)	(18,559)	(33,674)
Balance at July 31, 2020	$—	$—	$—

NOTE 11. OTHER CURRENT PAYABLES

The following is a breakdown of the accounts and other payables as of July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Payable to Acquiree	$130,138	$131,856
Unearned revenues	75,861	-
Rental payables	252,154	-
Other payables	158,966	44,000
	$617,119	$175,856

Payable to acquiree is the unpaid consideration for the acquisitions described in Note 4 Acquisitions and Joint Venture.

Rental payable is accrued for unpaid rent during a process of lease related litigation, see Note 12 Leases.

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

As of July 31, 2020, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from two years to six years, with various term extensions available. Our finance lease has remaining lease term of thirty-two years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

The finance lease was obtained through HZLJ acquisition on March 22, 2019 (See Note 4 Acquisitions and Joint Venture). On October 1, 2010, HZLJ leased the land and hotel building for 41 years. Finance lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease-related assets and liabilities at July 31, 2020 and 2019 were as follows:

	July 31, 2020	July 31, 2019
Assets
Finance lease right-of-use assets, cost	$269,304	$272,860
Less: accumulated amortization	(64,589)	(58,787)
Finance lease right-of-use assets, net	204,715	214,073
ROU assets-Operating lease	4,499,693	-
Total Lease ROU assets	$4,704,408	$214,073
Liabilities
Current Operating Lease liabilities	$739,352	$-
Operating lease liabilities, noncurrent	3,916,259	-
Finance lease liabilities, noncurrent	336,791	336,046
Total Lease liabilities	$4,992,402	$336,046

The components of lease cost for the year ended July 31, 2020 was as follows:

Year ended
July 31, 2020
Operating lease cost	$1,052,961
Finance leases:
Amortization of ROU assets	6,568
Interest on finance lease liabilities	25,195
Finance lease cost	31,763
Total lease cost	$1,084,724

Supplemental cash flow information for leases for the year ended July 31, 2020 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$592,514
Financing cash flows from finance leases	19,878

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at July 31, 2020 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.9	31 .0
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at July 31, 2020:

	Operating Leases	Finance Leases
2021	$1,106,570	$20,788
2022	1,185,208	21,505
2023	1,165,492	22,222
2024	1,107,930	22,938
2025	1,026,177	23,655
2026 and thereafter	81,546	909,651
Total lease payments	$5,672,923	$1,020,759
Less interest	(1,017,312)	(683,968)
Present value of future lease payments	$4,655,611	$336,791
Current Lease liabilities	739,352	-
Noncurrent Lease liabilities	3,916,259	336,791

NOTE 13. RELATED PARTY TRANSACTIONS

Equity Transactions

On October 2018, the Company refunded $1,429 of the additional paid in capital to the former CFO.

On December 11, 2018, the Company sold 96,090,000 shares of its common stock to various investors, including 54,040,000 shares sold to its Officers and Directors with proceeds of $1,080,800. The whole amount of proceeds has been collected.

Related Party Receivables

As of July 31, 2020 and 2019, amount of $703,776 and $674,524, respectively, is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of Longjing. The balance was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. For the years ended July 31, 2020 and 2019, $37,676 and $14,099 of interest income were recognized, respectively.

The remaining related party receivable of $49,300 and $39,088 as of July 31, 2020 and 2019, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

On October 2018, the Company borrowed $30,000 from a potential investor to fund the Company’s ongoing activities. It was an indefinite short-term loan with no interest bearing. The loan was paid back by the Company in the following quarter.

Related Party Payables

As of July 31, 2020 and 2019, amounts of $674,830 and $526,963, are payable to SH Qiaohong, respectively. Majority of the balance was part of the liability assumed through HFSH acquisition. This payable balance does not bear interest and due on demand.

As of July 31, 2020 and 2019, amount of $594,965 and $602,821, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was part of the liability assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

The Company had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), a company under common control, in the amounts of $1,012,650 and $50,808 as of July 31, 2020 and 2019, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

The remaining related party payable of $92,100 and $146,967 as of July 31, 2020 and 2019, respectively, represents the unpaid portion of operating advances made to the Company by following affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

As of July 31, 2020 and 2019, the Company has $592,106 and $585,146, respectively, short-term and long-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021, bearing approximately 2.5 percent of annual interest. $14,445 and $3,739 of interest expense were recognized during the years ended July 31, 2020 and 2019, respectively. The unpaid principle and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of July 31, 2020 and 2019, the estimated fair value of long-term loan payable were Nil and $584,674, respectively.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principle and interest will be due on the maturity dates. As of July 31, 2020, no balance were withdrawn from these two line of credits by HF Int’l Education.

NOTE 14. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of July 31, 2020 and 2019:

Name of Entity	% of Non- Controlling Interests	July 31, 2019	Net loss	Disposal of Noncontrolling interest	Investment from Noncontrolling Interest	Foreign currency translation adjustment	July 31, 2020
HZLJ	40.0%	$(250,794)	$(619,980)	$-	$-	$(18,294)	$(889,068)
HF Int’l Education	*39.0%	104,923	(365,250)	(12,771)	186,231	(1,825)	(88,692)
Qiao Garden Intl Travel	10.0%	64,730	(5,699)	-	-	1,240	60,271
Total		$(81,141)	$(990,929)	$(12,771)	$186,231	$(18,879)	$(917,489)

*90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is held by Mr. Song, CEO of the Company on behalf of an unrelated individual. However, HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ, thus, SHHZJ is not considered a VIE of HF Int’l Education.

Name of Entity	% of Non-Controlling Interests	July 31, 2018	Net loss	Contribution through acquisitions and new subsidiary	Investment from Noncontrolling Interest	Foreign currency translation adjustment	July 31, 2019
HZLJ	40.0%	$-	$(10,181)	$(240,613)	$-	$-	$(250,794)
HF Int’l Education	41.5%	-	(66,409)	171,332	-	-	104,923
Qiao Garden Intl Travel	10.0%	-	765	63,965	-	-	64,730
Total		$-	$(75,825)	$(5,316)	$-	$-	$(81,141)

NOTE 15. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 12 Leases.

On June 2018 and January 2019, HFSH and HF Int’l Education (the “Subtenants”) entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Tenant”) to lease some office spaces. On April 13, 2020, HFSH and HF Int’l Education received Notices of Lease Termination from the Tenant for late payments. HFSH and HF Int’l Education then filed a civil case against the Tenant for over-charged rent fees because of fictitious office size and requested refund in the total amount approximately $481,000 (RMB3.3 million) till July 10, 2020. The Tenant was in default under the lease agreements due to its lease agreement with the landlord of the office properties (the “Landlord”) was terminated on June 1, 2020 by the Landlord. HF Int’l Education entered a new lease agreement with the Landlord directly on June 1, 2020 for the same office spaces with a five-year term. An initial trial is scheduled on November 12, 2020 by the court. The Company accrued the full amount of rent expense for the period ended May 31, 2020 and the accrued rental payable was $252,154 associated with the Tenant under the two lease agreements as of July 31, 2020.

On July 8, 2020, HF Int’l Education entered a book publishing contract with Shanghai Joint Publishing to publish childcare education books in three series. Pursuant to the contract, HF Int’l Education authorizes Shanghai Joint Publishing to publish those books as initial publication within two years and commit to purchase total 180,000 books in a total price of RMB 2 million. HF Int’l Education holds the copyrights of the three series books after internally developed and registered with National Publishing Agency in the PRC in May 2020. Management decided not to capitalize the internal development cost related to those books and expensed instead when it occurs for the year ended July 31, 2020. As of July 31, 2020, $86,019 (RMB600,000) was prepaid toward the contract and the remaining purchase price will be due on December 31, 2020.

NOTE 16. INCOME TAXES

For the years ended July 31, 2020 and 2019, we recorded income tax expense of $800 and $0, respectively, due to the loss position for the years since inception.

Hartford Great Health Corp.’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Net NOL carry-forward	NOL expires	Estimated tax benefit from NOL and other tax benefits (21%)	Valuation allowance	Change in valuation allowance	Net deferred tax asset
31-Jul-19	$916,816	2039	$275,045	$(275,045)	$(209,045)	$-
31-Jul-20	$3,568,185	2040	$1,070,456	$(1,070,456)	$(795,411)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2020	2019
Federal income tax rate	21.0%	21.0%
State income tax rate	8.8%	8.8%
Foreign tax difference	(4.6)%	(8.6)%
GILTI	-%	-%
Valuation allowance	(25.2)%	(21.2)%
Others	-%	-%
Effective tax rate	0.0%	0.0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. Other temporary differences and estimated permanent differences are considered immaterial. Open tax years subject to examination by the IRS range from August 1, 2016 to the present. The Company has no uncertain tax positions.

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

The Company has been in loss position for years since inception and zero balances of deferred tax assets and liabilities as of the reporting periods ended. The tax reforms have no significant impacts on the Company.

NOTE 17. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China. Segment information on assets as of July 31, 2020 and revenue generated during the year ended July 31, 2020, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$68,724	$29,583	$-	$98,307
Operating loss	(2,231,236)	(1,088,494)	(179,227)	(3,498,957)
Loss before tax	(2,260,026)	(1,230,479)	(163,764)	(3,654,269)
Net Loss Attributable to Hartford Great Health Corp	(1,744,600)	(742,205)	(164,564)	(2,651,369)
Total assets (excluding Intercompany balances)	1,379,590	4,855,413	53,978	6,288,981

As of July 31, 2019, the company only operated at hospitality industry in China. The subsidiary had an amount of $2,547,989 in total assets, excluding inter-company balances, and it generated $56,174 in revenue. There was no revenue generated from inter-company transactions.

NOTE 18. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted the following subsequent events to be disclosed.

On September 17, 2020, the Company has borrowed $25,000, in form of a short-term loan at 5% per annum from a related party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. Based on this assessment, management believes that as of July 31, 2020, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

● The Company has yet established an internal control system over financial reporting, including sufficient and thorough financial reporting procedures, competence accounting personnel and a well written accounting policies manual under US GAAP in place.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since
Lianyue Song Los Angeles, CA	61	President, Chief Executive Officer and Director	2019
Sheng-Yih Chang Los Angeles, CA	49	Chief Financial Officer, Secretary and Director	2018
Yuan Lu Shanghai, CHINA	35	Director	2019
Xin Dong Los Angeles, CA	36	Director	2018

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each member of the board of directors:

Lianyue Song. Mr. Lianyue Song was born in Jiangsu, China. Since 1976, from an ordinary small business owner to today’s business leader, Qiao Garden Group founder, Chairman and President, for the past 35 years. Mr. Song graduated from Renmin University of China, major in Journalism Professional Photography, and won the “Ten Outstanding Chinese Photographer” title in 1987. In 1989, he was resigned from Naval Air Force as a Lieutenant Commander and started his business and worked very hard to build this “Qiao Garden Business Empire”. Over 20 years, Mr. Lianyue Song has led Qiao Garden Group from scratch, from small to large, from weak to strong and successfully developed a commercial real estate based resort chain derived from the vacation health industry, the chain office industry, high-end dining industry and cultural media industry. In the meantime Mr. Song has studied EMBA graduate school at Shanghai Jiaotong University, also served as Vice President of the Federation of Chinese Associations of Southern California, Southern California Real Estate Association in United States, the Chief Planner and Producer of the global public offering of the “Chamber of Commerce” magazine, Vice President of Shanghai Chamber of Commerce, China Chamber of Commerce Executive Director and Vice President of the Chinese Private Entrepreneurs. In 2010, he was awarded “Chinese Outstanding Private Entrepreneurs”, “Chinese Economy One of Hundred Outstanding Figures”. He started the “Happy Senior Retirement Technology Network Incorporation nationwide since 2012 and now he is a Director of HQDA Elderly Life Network Corp.

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

Yuan Lu. Ms. Lu graduated in 2008 with a Bachelor’s Degree from Anhui University of Technology in China majoring in International Trade and Economics. In 2013, Ms. Lu earned a Master’s Degree in International Language Arts from Shanghai University of Finance and Economics in China. From 2008-2009, Ms. Lu was an Assistant Teacher at New Channel International Educated Group, Ltd. From 2009-2010, Ms. Lu was a Customs Broker and Procurement Buyer at Shanghai Pan-Resources Imp&Exp Co., Ltd. From 2010 through the present, Ms. Lu has served as the Assistant CEO at Shanghai Overseas Chinese Culture Media Co., Ltd.

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

Director Independence

The Board consists of four members, of which Yuan Lu and Xin Dong meet the independence requirements of the Nasdaq Stock Market as currently in effect.

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

Employment Agreements

As of July 31, 2020, all employees and officers in China have entered into employment agreements with the Company’s subsidiaries. However, the Company has not entered into employment agreements with any of its executive officers in the US as of July 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 28, 2020, there are a total of 99,108,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name of Beneficial Owner	Address of Beneficial Owner	Shares Beneficially Owned Number	Percentage (%)
YUAN LU	RM 3806 218 WUSONG RD,HONGKOU DISTRICT SHANGHAI,CHINA	32,440,000	32.7%
LIANYUE SONG	8832 GLENDON WAY,ROSEMEAD,CA 91770	20,000,000	20.2%
XIN DONG	8832 GLENDON WAY,ROSEMEAD,CA 91770	2,400,000	2.4%
SHENG-YIH CHANG	8832 GLENDON WAY,ROSEMEAD,CA 91770	1,000,000	1.0%
	Total Officers and Directors (5)	55,840,000	56.3%

Each shareholder known to us to own beneficially more than 5% of our common stock:

Name of Beneficial Owner	Address of Beneficial Owner	Shares Beneficially Owned Number	Percentage (%)
DANFENG GU	RM 218 WUSONG ROAD, HONGKOU DISTRICT, SHANGHAI, CHINA	18,400,000.00	18.6%
GESHENG LU	1F QIAO GARDEN 73, WUHUA RD HONGKOU DISTRICT, SHANGHAI, CHINA	4,950,000.00	5.0%
HONG WANG	729 CARRIAGE HOUSE DR., ARCADIA, CA 91006	10,000,000.00	10.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 2018, the Company borrowed $30,000 from a potential investor to fund the Company’s ongoing activities. It was an indefinite short-term loan with no interest bearing. The potential investor has not received any equity for this loan and this loan is paid back by the Company in the following quarter.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP and Haynie & Company in the last two years ended July 31, 2020:

	2020	2019
Audit Fees	$18,000	$18,000
Audit Related Fees	13,500	44,000
Tax Fees	-	-
All other fees	-	-
Total Fees	$31,500	$62,000

It is the policy of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the principal accounting firm reflected above were approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

The following exhibits are filed with or incorporated by referenced in this report:

21.1* Subsidiaries of the Company

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lianyue Song.

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang

32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lianyue Song and Sheng-Yih Chang

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: November 10, 2020	By:	/s/ LIANYUE SONG
Lianyue Song Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lianyue Song	Chief Executive Officer, President, Dir.	November 10, 2020
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	November 10, 2020
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	November 10, 2020
Yuan Lu

/s/ Xin Dong	Director	November 10, 2020

Xin Dong

