Form 10-Q
period 2020-10-31
Hartford Great Health Corp.
filed 2020-12-15
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of December 14, 2020.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,190	$36,604
Prepaid and other current receivables	200,515	173,819
Related party receivables	795,007	753,076
Inventory	317,157	-
Total Current Assets	1,341,869	963,499
Non-Current Assets
Restricted cash, noncurrent	55,506	28,673
Property and equipment, net	471,875	467,881
Goodwill	69,303	-
ROU assets	5,696,692	4,499,693
Other assets	243,874	329,235
Total Non-Current Assets	6,537,250	5,325,482
TOTAL ASSETS	$7,879,119	$6,288,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party payables	$3,656,513	$2,966,651
Current operating lease liabilities	1,033,849	739,352
Other current payables	1,018,792	617,119
Total Current Liabilities	5,709,154	4,323,122

Lease liabilities, noncurrent	5,224,762	4,253,050
TOTAL LIABILITIES	10,933,916	8,576,172

Commitments and contingencies (Note 14)	-	-

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 99,108,000 shares issued and outstanding	99,108	99,108
Additional paid-in capital	2,154,521	2,154,521
Accumulated deficit	(4,092,942)	(3,568,185)
Accumulated other comprehensive loss	(135,390)	(55,146)
Noncontrolling interest	(1,080,094)	(917,489)
Total Stockholders’ Deficit	(3,054,797)	(2,287,191)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,879,119	$6,288,981

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	October 31,
	2020	2019
Service revenues	$79,387	$64,516
Cost of revenues	40,828	19,339
Gross Profit	38,559	45,177

Operating expenses
Depreciation and amortization	19,141	9,552
Selling, general and administrative	677,624	429,611
Total Operating Expenses	696,765	439,163
Operating Loss	(658,206)	(393,986)

Other Income (Expense)
Interest (expense) income, net	(822)	3,913
Other income, net	678	851
Other (expense) income, net	(144)	4,764
Loss before income taxes	(658,350)	(389,222)

Income Tax Expense	800	-
Net Loss	(659,150)	(389,222)
Less: net loss attributable to
Noncontrolling Interests	(134,393)	(83,519)
Net Loss Attributable to
Hartford Great Health Corp	$(524,757)	$(305,703)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	99,108,000	99,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended
	October 31,
	2020	2019
Net Loss	$(524,757)	$(305,703)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(108,456)	(45,220)
Total Other Comprehensive Loss	(108,456)	(45,220)
Less： total other comprehensive loss attributable to noncontrolling interest	(28,212)	-
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(80,244)	(45,220)
Total Comprehensive Loss	$(605,001)	$(350,923)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2020	99,108,000	$99,108	$2,154,521	$(3,568,185)	$(55,146)	$(917,489)	$(2,287,191)
Net (loss)	-	-	-	(524,757)	-	(134,393)	(659,150)
Foreign currency translation adjustment	-	-	-	-	(80,244)	(28,212)	(108,456)
Balance, October 31, 2020 (unaudited)	99,108,000	$99,108	$2,154,521	$(4,092,942)	$(135,390)	$(1,080,094)	$(3,054,797)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss)	-	-	-	(305,703)	-	(83,519)	(389,222)
Contribution from noncontrolling interest	-	-	-	-	-	7,104	7,104
Foreign currency translation adjustment	-	-	-	-	(45,220)	-	(45,220)
Balance, October 31, 2019 (unaudited)	99,108,000	$99,108	$2,154,521	$(1,222,519)	$(51,612)	$(157,556)	$821,942

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	October 31,
	2020	2019
Cash flows from operating activities:
Net loss including noncontrolling interests	$(659,150)	$(389,222)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	19,141	9,552
Loss on disposal of property and equipment	733	-
Changes in operating assets and liabilities:
Prepaid and Other current receivables	(21,729)	13,367
Inventory	(87,962)	-
Other assets	87,026	29,985
Related party receivables and payables	518,895	256,517
Other current payable	75,127	25,792
Operating lease assets and liabilities	62,101	29,324
Other liabilities	6,534	(38,612)
Net cash provided by (used in) operating activities	716	(63,297)
Cash flows from investing activities:
Cash proceeds from Acquisitions	26,924	-
Cash used in Acquisitions	(14,660)	-
Purchases of property and equipment	-	(74,283)
Net cash provided by (used in) investing activities	12,264	(74,283)
Cash flows from financing activities:
Contribution from noncontrolling interest	-	7,049
Proceeds of related party notes payable	25,156	-
Principal payments on finance lease	(21,257)	(19,739)
Net cash provided by (used in) financing activities	3,899	(12,690)
Effect of exchange rate changes on cash	2,540	(3,800)
Net change in Cash, cash equivalents and restricted cash	19,419	(154,070)
Cash, cash equivalents and restricted cash at beginning of period	65,277	298,724
Cash, cash equivalents and restricted cash at end of period	$84,696	$144,654

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$-

Non-cash investing and financing activities:
Payable to acquiree	$10,462	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are the responsibility of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements. This disclosure should be read in conjunction with our audited financial statements for the year ended July 31, 2020, including footnotes, contained in our Annual Report on Form 10-K,

Organization

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plans.

Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”) and through Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China.

The Company started to operate in early childhood education services in Hartford International Education Technology Co., Ltd (“HF Int’l Education”), a 75.5% ownership subsidiary of HFSH on March 2019. On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to engage the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”).

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

Reclassifications

Certain amounts on the prior-year consolidated balance sheet, consolidated statement of operations and cash flows were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2018, applying the modified retrospective method to all contracts that were not completed as of August 1, 2018. The Company is building up its core business upon the completion of multiple acquisitions on March 2019 and impact of COVID-19 pandemic, limited operations occurred during the three months ended October 31, 2020 and 2019. The revenue during the three months ended October 31, 2020 and 2019, was mainly generated from HZLJ and HF Int’l Education.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation.. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations and contract liabilities as of October 31, 2020 and July 31, 2020.

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

Recent Accounting Pronouncements.

Recently adopted accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU No. 2017-04 on January 31, 2020. Management determined the goodwill generated from HZLJ and HFSH acquisition was fully impaired as of January 31, 2020.

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

Recently issued accounting pronouncements not yet adopted

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $4,092,942 as of October 31, 2020. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

NOTE 3. ACQUISITIONS AND JOINT VENTURES

Joint Venture – HF Int’l Education

On March 22, 2019, HFSH entered into a joint venture agreement (the “JV agreement”) with Shanghai Jingyu Education Tech Ltd. (“SH Jingyu”) and one individual investor, to form a new entity - HF Int’l Education to provide childcare education services. The joint venture was initially 65.0% owned by HFSH and the remaining 35.0% owned by two noncontrolling shareholders. The JV agreement was not executed due to no sufficient capital investments injected by the two noncontrolling shareholders. During the year ended on July 31, 2020, HFSH’s ownership has been decreased to 61.0% from 65.0% because of equity transactions between noncontrolling shareholders. On June 19, 2020, a board resolution was approved to increase registered capital to RMB10 million from RMB5 million, and three out of four noncontrolling shareholders gave up the subscription rights. As a result, HFSH holds 75.5% of HF Int’l Education and totaling 24.5% equity held by noncontrolling shareholders. The new equity structure became effective upon the approval of the local government on September 10, 2020.

Operation result of HF Int’l Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the ownership interest held by other four parties as “Noncontrolling interest” on the consolidated balance sheet. As of July 31, 2020, amount of RMB 10.0 million or $1.4 million of capital were fully injected.

On July 24, 2019 and March 23, 2020, HF Int’l Education established two wholly owned subsidiaries, PDHJ and HDFD, respectively, to provide childcare education services under the brand name of “HaiDeFuDe” in Shanghai City, China.

Acquisition of Gelinke

On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). The intent behind the acquisition is to expand the company’s early childhood education services. The results of operations of the acquired entities are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of purchase price to Gelinke’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations, under acquisition accounting method. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations. The preliminary calculation of purchase price and purchase price allocation is as follows:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	1,809
Restricted Cash	25,009
Prepaid and Other current receivables	4,696
Property and Equipment, net	4,294
Unearned revenue	(78,696)
Goodwill	67,712
Total consideration*	24,824

*$10,462 (RMB70,000) payable to the acquiree plus $14,362 (RMB100,000) cash payment totaled $24,824 consideration for the acquisition.

Goodwill is mainly attributable to synergies expected from the acquisition of license, list of customers and teacher workforce.

Others

On January and February 2019, HFSH entered agreements to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”), 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), and 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). As of October 31, 2020, these acquisition agreements have not yet taken effective as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on execute dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

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

NOTE 4. RESTRICTED CASH

The Company early adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The restricted cash is collateral required by the local government in China for the travel license Qiao Garden Int’l Travel holds and business operation certificate Gelinke holds.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	October 31, 2020	October 31, 2019
	(unaudited)	(unaudited)
Cash and cash equivalents	$29,190	$116,240
Restricted cash, noncurrent	55,506	28,414
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$84,696	$144,654

NOTE 5. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable, amounts of $200,515 and $173,819 as of October 31, 2020 and July 31, 2020, respectively, mainly consist of purchase advance, prepaid rent, employee operating advances and others.

NOTE 6. INVENTORY

Inventory mainly consists of books, the early childhood education materials. Inventory is stated at the lower of cost or net realizable value. As of October 31 and July 31, 2020, inventory balance was $317,157 and nil, respectively.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at October 31, 2020 and July 31, 2020:

	October 31,	July 31,
	2020	2020
	(unaudited)
Leasehold improvements	$189,077	$181,378
Finance lease assets	280,735	269,304
Furniture and fixtures	210,823	202,241
Office equipment and vehicles	148,200	112,759
Construction in progress	19,399	19,326
	848,234	785,008
Less: accumulated depreciation and amortization	(376,359)	(317,127)
	$471,875	$467,881

Depreciation expense for the three months ended October 31, 2020 and 2019 were $19,141 and $4,265, respectively.

NOTE 8. OTHER ASSETS

Other assets consist of the following at October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
	(unaudited)
Other miscellaneous assets	$38,047	$38,688
Rental deposits	204,183	288,970
Trademark	1,644	1,577
Deferred cost of finance lease	-	-
	$243,874	$329,235

During 2019 HZLJ acquisition, the cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the remaining lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the remaining lease term. Amortization expense of deferred cost of finance lease for the three months ended October 31, 2019 were $5,287. Given the impact of COVID-19 pandemic and the unfavorable operation results, management determined that the deferred cost of finance lease was fully impaired as of July 31, 2020 and $621,963 impairment cost was recorded for the year ended July 31, 2020.

NOTE 9. OTHER CURRENT PAYABLE

The following is a breakdown of the accounts and other payables as of October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
	(unaudited)
Payable to Acquirees	$135,661	$130,138
Unearned revenue	151,064	75,861
Rental payables	323,728	252,154
Other payables	408,339	158,966
	$1,018,792	$617,119

Payable to acquirees is the unpaid consideration for the acquisitions during 2019 and 2020. Rental payable is accrued for unpaid rent.

Other payables at October 31, 2020 mainly consist of $209,230 payable to vendor, Shanghai Joint Publishing. On July 8, 2020, HF Int’l Education entered a book publishing contract with Shanghai Joint Publishing to publish childcare education books in three series. Pursuant to the contract, HF Int’l Education authorizes Shanghai Joint Publishing to publish those books as initial publication within two years and commit to purchase total 180,000 books in a total price of RMB 2 million. HF Int’l Education holds the copyrights of the three series books after internally developed and registered with National Publishing Agency in the PRC in May 2020. Management decided expensed the development cost of the copy rights when it occurs during the year ended July 31, 2020. As of October 31, 2020, total 180,000 books, amount of $298,900 were received and recorded as Inventory. The remaining $209,230 payable is due on December 31, 2020 per the contract term.

NOTE 10. STOCKHOLDERS’ EQUITY

On July 3, 2020, the Company entered a subscription agreement of 1,000,000 shares of common stock (the “Shares”) with a significant shareholder of the Company priced at $0.02 per share. $20,000 subscription was received, and the shares were issued on November 24, 2020.

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

As of October 31, 2020, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from two years to six years, with various term extensions available. Our finance lease has remaining lease term of thirty-one years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

On June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease office spaces (the “Subleases”). HFSH and HF Int’l Education received Notices of Lease Termination from the Sublessor for late payments on April 13, 2020 and filed a civil lawsuit against the Sublessor on July 10, 2020 (see Note 14). And the original lease agreement entered between the Sublessor and the landlord of the office building (the “Landlord”) was terminated by the Landlord on June 1, 2020 due to payment default. The two sublease agreements entered with the Sublessor was terminated on June 1, 2020 and approximately $921,000 ROU and $891,000 lease liability associated with the two Subleases as of May 31, 2020 were eliminated and $29,000 other expenses was recognized as a result. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces with a five-year term.

On September 1, 2020, Gelinke entered a five-year new lease agreement at the same location upon the completion of the acquisition. Approximately $1.21 million ROU and $1.26 million lease liability were recorded associated with the new lease as of October 31, 2020.

The finance lease was obtained through HZLJ acquisition on March 22, 2019. On October 1, 2010, HZLJ took over the lease of the land and hotel building for 41 years. Finance lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease-related assets and liabilities on October 31, 2020 and July 31, 2020 were as follows:

	October 31, 2020	July 31, 2020
	(unaudited)
Assets
Finance lease right-of-use assets, cost	$280,735	$269,304
Less: accumulated amortization	(69,043)	(64,589)
Finance lease right-of-use assets, net	211,692	204,715
ROU assets-Operating lease	5,696,692	4,499,693
Total Lease ROU assets	$5,908,384	$4,704,408
Liabilities
Current Operating Lease liabilities	$1,033,849	$739,352
Operating lease liabilities, noncurrent	4,888,686	3,916,259
Finance lease liabilities, noncurrent	336,076	336,791
Total Lease liabilities	$6,258,611	$4,992,402

The components of lease cost for the three months ended October 31, 2020 and 2019 was as follows:

	Three months ended October 31,
	2020	2019
	(unaudited)	(unaudited)
Operating lease cost	$345,713	$203,570
Finance leases:
Amortization of ROU assets	1,712	1,627
Interest on finance lease liabilities	6,661	6,242
Finance lease cost	8,373	7,869
Total lease cost	$354,086	$211,439

Supplemental cash flow information for leases for the three months ended October 31, 2020 and 2019 was as follows:

	Three months ended October 31,
	2020	2019
	(unaudited)	(unaudited)
Operating cash flows paid for operating leases	$54,230	$122,782
Financing cash flows paid for finance leases	21,257	19,739

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at October 31, 2020 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.8	30.8
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at October 31, 2020:

	Operating Leases	Finance Leases
2021 (excluding the three-month ended October 31, 2020)	$1,080,361	$-
2022	1,549,358	22,418
2023	1,528,805	23,165
2024	1,483,184	23,912
2025	1,399,269	24,659
2026 and thereafter	112,468	948,260
Total lease payments	$7,153,445	$1,042,414
Less interest	(1,230,910)	(706,338)
Present value of future lease payments	$5,922,535	$336,076
Current Lease liabilities	1,033,849	-
Noncurrent Lease liabilities	4,888,686	336,076

NOTE 12. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of October 31 and July 31, 2020, amount of $743,615 and $703,776, respectively, is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of Longjing. The balance was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. For the three months ended October 31, 2020 and 2019, $9,778 and $9,404 of interest income were recognized, respectively.

The remaining related party receivable of $51,392 and $49,300 as of October 31, 2020 and July 31, 2020, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables

As of October 31 and July 31, 2020, amounts of $757,273 and $674,830, are payable to SH Qiaohong, respectively. Majority of the balance was part of the liability assumed through HFSH acquisition. This payable balance does not bear interest and due on demand.

As of October 31 and July 31, 2020, amount of $613,044 and $594,965, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was part of the liability assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

The Company had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $1,571,751 and $1,012,650 as of October 31, 2020 and July 31, 2020, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

On September 17, 2020, the Company has borrowed $25,000, in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc. an entity managed by the same management team. $156 of interest expense was recognized during the three months ended October 31, 2020. The unpaid principal and interest will be due on the maturity date.

The remaining related party payable of $68,386 and $92,100 as of October 31, 2020 and July 31, 2020, respectively, represents the unpaid portion of operating advances made to the Company by following affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

As of October 31 and July 31, 2020, the Company has $621,059 and $592,106, respectively, short-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021, bearing approximately 2.5 percent of annual interest. $3,749 and $3,606 of interest expense were recognized during the three months ended October 31, 2020 and 2019, respectively. The unpaid principal and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principal and interest will be due on the maturity dates. As of October 31, 2020, no balance was withdrawn from the two line of credits by HF Int’l Education.

NOTE 13. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of October 31, 2020 and 2019:

Name of Entity	% of Non-Controlling Interests	July 31, 2020	Net loss	Investment from Noncontrolling Interest	Foreign currency translation adjustment	October 31, 2020 (unaudited)
HZLJ	40.0%	$(889,068)	$(11,398)	$-	$(24,151)	$(924,617)
HF Int’l Education	24.5%	(88,692)	(123,951)	-	(5,703)	(218,346)
Qiao Garden Intl Travel	10.0%	60,271	956	-	1,642	62,869
Total		$(917,489)	$(134,393)	$-	$(28,212)	$(1,080,094)

*90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is held by Mr. Song, CEO of the Company on behalf of an unrelated individual. However, HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ, thus, SHHZJ is not considered a VIE of HF Int’l Education.

Name of Entity	% of Non-Controlling Interests	July 31, 2019	Net loss	Investment from Noncontrolling Interest	Foreign currency translation adjustment	October 31, 2019 (unaudited)
HZLJ	40.0%	$(250,794)	$(17,943)	$-	$-	$(268,737)
HF Int’l Education	41.5%	104,923	(66,240)	7,104	-	45,787
Qiao Garden Intl Travel	10.0%	64,730	664	-	-	65,394
Total		$(81,141)	$(83,519)	$7,104	$-	$(157,556)

NOTE 14. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 11 Leases.

On June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease some office spaces. On April 13, 2020, HFSH and HF Int’l Education received Notices of Lease Termination from the Tenant for late payments. HFSH and HF Int’l Education then filed a civil case against the Sublessor for over-charged rent fees because of fictitious office size and requested refund in the total amount approximately $481,000 (RMB3.3 million) till July 10, 2020. The Sublessor was further in default under the lease agreements due to its lease agreement with the landlord of the office properties (the “Landlord”) was terminated on June 1, 2020 by the Landlord. As the litigation documents were failed delivering to the Sublessor, the case is currently servicing through public announcement. After the expiration of the public announcement period (i.e. 60 days), a court hearing will be held for the case.

The Company accrued the full amount of rent expense for the period ended May 31, 2020 and the accrued rental payable was $153,325 and $147,082 associated with this Tenant under the two lease agreements as of October 31 and July 31, 2020, respectively. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces in a five-year term.

NOTE 15. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of October 31, 2020 and revenue generated during the three months ended October 31, 2020, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$32,794	$46,593	$-	$79,387
Operating loss	(97,826)	(505,921)	(54,459)	(658,206)
Loss before tax	(97,814)	(505,921)	(54,615)	(658,350)
Net Loss Attributable to Hartford Great Health Corp	(87,372)	(381,970)	(55,415)	(524,757)
Total assets (excluding Intercompany balances)	1,426,445	6,403,378	49,296	7,879,119

Segment information on assets as of October 31, 2019 and revenue generated during the three months ended October 31, 2019, as follows:

			Corporate and
	Hospitality	Education	unallocated	Total
Revenue	$26,857	$37,659	$—	$64,516
Operating loss	(167,896)	(159,616)	(66,474)	(393,986)
Operating loss before tax	(167,730)	(159,616)	(61,876)	(389,222)
Net Loss Attributable to Hartford Great Health Corp	(125,622)	(118,205)	(61,876)	(305,703)
Total assets (excluding Intercompany balances)	2,868,817	3,491,432	1,073,137	7,433,386

NOTE 16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted subsequent event disclosed below.

On November 11, 2020, the Company has borrowed $35,000, in form of a short-term loan at 5% per annum from a related party.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month periods ending October 31, 2020. It also analyzes our financial condition at October 31, 2020 and compares it to our financial condition at July 31, 2020. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2020, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2020, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of October 31, 2020, the company has issued a total of 99,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital.

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

The subsidiary of HFUS in Shanghai (HFSH) plans to borrow operating funds from two related party entities, SH Qiao Hong and SH Oversea Chinese Culture Media Ltd. The purpose of the loans is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). Upon signing of supplemental agreement, HFUS currently holds 75.5% ownership of HF Int’l Education and maintains control over HF Int’l Education. On July 24, 2019, HF Int’l Education established a 100% owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”). On October 28, 2019, PDHJ had its childhood education center opened. On March 23, 2020, HF Int’l Education established Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”) and was approved the business license to conduct childcare operations in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”).

HF Int’l Education has developed an enhanced model of childcare franchise management program and registered a new brand name, “HaiDeFuDe”. HF Int’l Education has recruited a team of knowledgeable childcare teachers to develop series of independent textbooks designed to targeted age of young children and register for the copyrights for these textbooks in September of 2020. Recently, HF Int’l Education has begun marketing and promoting the enhanced model of franchise operation and management packaged program, under “HaiDeFuDe” brand, to an initial of 50 franchisees throughout different regions of China. To achieve that, HF Int’l Education has incorporate existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model is expected to attract other childcare education centers to join the “HaiDeFuDe” brand, and HF Int’l Education expects to generate revenue from franchise and management fees. Due to the market uncertainties during the pandemic, we have reduced our revenue projection from our last disclosure. We expect to generate approximately RMB 600,000 in revenue by the end of 2020 and reach approximately RMB12 million in revenue from 20 franchisees by the end of 2021.

Results of Operations – Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019.

Revenue and Cost of revenue: We recognized $79,387 and $64,516 revenue in the three months ended October 31, 2020 and 2019, respectively. Cost of revenue increased to $40,828 for the three months ended October 31, 2020, compared to $19,339 during the comparable period of 2019. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses increased to $696,765 for the three months ended October 31, 2020, compared to $439,163 during the comparable period of 2019. During the three months ended October 31, 2020, selling, general and administrative expenses increased by $248,013, and depreciation and amortization expenses increased by $9,589. The increase of operating expenses was mainly resulted from the expenses incurred in the new operating subsidiaries in China for childcare education business development, including lease cost.

Other Income (Expense): Other expense, net increased to $144 for the three months ended October 31, 2020, compared to $4,764 of income for the corresponding period of 2019. Other income for the three months ended October 31, 2019 was mainly resulted from interest income of loan receivables.

Net Loss Attributable to Noncontrolling Interest: For the three months ended October 31, 2020, we recorded a net loss attributable to noncontrolling interest of $134,393 compared to $83,519 for the corresponding period of 2019. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $524,757 or $(0.01) per share for the three months ended October 31, 2020, compared to a net loss of $305,703 or $(0.00) per share for the three months ended October 31, 2019, an increase in loss of $219,054 due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2020, we had a working capital deficit of $4,367,285 comprised of current assets of $1,341,869 and current liabilities of $5,709,154. This represents an increase of $1,007,662 in the working capital deficit from the July 31, 2020 amount of $3,359,623.

During the three months ended October 31, 2020, our working capital deficit increased primarily because the additional advances from related parties for business operating.

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

On July 3, 2020, the Company signed a subscription agreement to one of the current investors, selling 1,000,000 shares of common stock (the “Shares”) priced at $0.02 per share. The stock shares were issued on November 24, 2020.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Three months ended October 31, 2020 Compared to Three months ended October 31, 2019

Operating Activities

During the three months ended October 31, 2020, $716 provided by operating activities as compared to $63,297 used in the operations during the three months ended October 31, 2019. During the three months ended October 31, 2020, we recorded loss including noncontrolling interests of $659,150 , incurred non-cash depreciation of $19,141, prepaid and other current receivables increased by $21,729, inventory increased by $87,962, other assets decreased by $87,026, other current payable increased by $75,127, and related party payable increased by $518,895, operating lease liabilities net with operating lease assets increased by $62,101 as a result from the adoption of new lease guidance ASU No. 2016-02. The increase of related party payable was resulted from the operating advances from related parties. See Note 12 Related Party Transactions.

During the three months ended October 31, 2019, we recorded losses including noncontrolling interests of $389,222, incurred non-cash depreciation of $9,552, prepaid and other current receivables decreased by $13,367, other assets decreased by $29,985, other current payable increased by $25,792, related party payable increased by $256,517, and other liabilities decreased by $38,612, operating lease liabilities net with operating lease assets increased by $29,324 as a result from the adoption of new lease guidance ASU No. 2016-02. The increase of related party payable was resulted from the operating advances from related parties.

Investing activities

Cash provided by investing activities was $12,264 for the three months ended October 31, 2020 as compared to $74,283 used for the corresponding period in 2019. During the three months ended October 31, 2020, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,264, see Note 3 Acquisitions and Joint Ventures.

During the three months ended October 31, 2019, HF Int’l Education’s subsidiary - PDHJ was grand opened to provide childcare education services. Property and equipment have been added to this new entity.

Financing activities

Cash provided by financing activities was $3,899 for the three months ended October 31, 2020 as compared to $12,690 cash used in financing activities for the three months ended October 31, 2019. The cash flows provided by financing activities for the three months ended October 31, 2020 was primarily attributable to $25,156 notes payable with interest offset by $21,257 finance lease principal payment. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 12 Related Party Transactions.

Cash flows used in financing activities for the three months ended October 31, 2019 was primarily attributable to $19,739 finance lease principal payment offset by $7,049 contribution received from noncontrolling interest owners to the joint venture entity HF Int’l Education.

Future Capital Expenditures

On January and February 27, 2019, HFSH entered an agreement with Shanghai Qiao Garden Property Management Group to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”). On January 28, 2019, HFUS entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). On February 24, 2019, HFSH entered an agreement to acquire 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). As of October31, 2020, these acquisition agreements have not yet taken effective as no consideration has been paid toward those acquisitions. These agreements will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2020, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2020, we have no other material contractual commitments except the office building and property leases which are included Note 11 Leases.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. There have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the three months period ended October 31, 2020, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the sub-lessor. HFSH and HF International Education then filed a civil case against the sub-lessor for return the over-charged rent expense because of fictitious office size, approximately $483,000 (RMB3.3 million). The sublease agreement was terminated on June 1, 2020. HF International Education entered a new lease agreement with the original landlord on June 1, 2020. As the litigation documents were failed delivering to the sub-lessor, the case is currently servicing through public announcement. After the expiration of the public announcement period (i.e. 60 days), the Hongkou district court will hold a hearing for the case.

We were not subject to any other legal proceedings during the three months ended October 31, 2020 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lianyue Song.

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lianyue Song and Sheng-Yih Chang

101 Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: December 15, 2020	By:	/s/ LIANYUE SONG
Lianyue Song
Chief Executive Officer

