Form 10-K/A
period 2020-07-31
Hartford Great Health Corp.
filed 2021-02-26
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No.1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-54439

Hartford Great Health Corp.

(Exact name of registrant as specified in its charter)

Nevada	51-0675116
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8832 Glendon Way, Rosemead, California	91770
(Address of principal executive offices)	(Zip Code)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of January 31, 2021.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the annual period from August 1, 2019 to July 31, 2020, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 10, 2020 (the “Original Filing”), is being filed for the following purposes: (a) for Consolidated statements of cash flow on Item 8, Financial Statements, of Part II of Form 10-K, to re-class the funding support provided by related parties from operating cash flow activities to financing cash flow activities; (b) for Cash Flows – Year Ended July 31, 2020 Compared to Year Ended July 31, 2019 section on Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of Part II of Form 10-K, to update the comparison by including the funding support provided by related parties in financing cash flow activities instead of operating cash flow activities.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2020 Form 10-K and does not reflect events occurring after the filing of the Original 2020 Form 10-K.

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

Cash Flows – Year Ended July 31, 2020 (As restated) Compared to Year Ended July 31, 2019

Operating Activities

During the year ended July 31, 2020, $1,400,028 used in operating activities compared to $1,259,862 used in the operations during the year ended July 31, 2019.

During the year ended July 31, 2020, we recorded losses including noncontrolling interests of $3,655,069, incurred non-cash depreciation of $69,941, Loss on disposal of property and equipment of $6,659, impairment loss of $1,628,306 (see note 10 Other assets and note 11 Goodwill ), prepaid and other current receivables decreased by $10,041, other assets increased by $145,728, other current payables increased by $439,497, and related party payables, net increased by $66,954, operating lease assets and liabilities increased by $154,418 as a result from the adoption of new lease guidance ASU No. 2016-02.

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

During the year ended July 31, 2019, we acquired multiple entities in Shanghai and Hangzhou, China, total consideration for $606,262, cash paid for $230,161, noncash payable waived for $235,553 and the unpaid balance for $140,548 which is included in other current payable as of July 31, 2019. The cash proceeds from the acquisitions of $50,470 (see note 5 “Acquisitions and Joint Ventures”). During the year ended July 31, 2019, we loaned $599,870 to two third parties with annual interest rate of six percent, $300,000 of the loaned amount has been paid back (see note 7 “Loan Receivable”).

Financing activities

Cash provided by financing activities was $1,117,796 for the year ended July 31, 2020 as compared to $2,068,779 for the year ended July 31, 2019. The cash flows provided by financing activities for the year ended July 31, 2020 was primarily attributable to $953,236 funding support from related party-Shanghai Oversea Chinese Culture Media Ltd. (see Note 14 Related Party Transactions), $184,438 contribution received from noncontrolling interest shareholders to the joint venture entity - HF Int’l Education (see note 5 “Acquisitions and Joint Ventures”), offset by $19,878 finance lease principal payment.

The cash flows provided by financing activities for the year ended July 31, 2019 was primarily attributable to sales of stock shares with proceeds of $1,921,800 received and $168,148 contribution received from noncontrolling interest owners to form the joint venture entity HF Int’l Education (see note 5 “Acquisitions and Joint Ventures”). During the year ended July 31, 2019, the company refunded to the former CFO for $1,430 and paid $19,739 finance lease principal amount.

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

Contractual Commitments

As of July 31, 2020, we have RMB 2 million book purchase commitments and the office building and property leases which are included footnote 13 Leases. (see note 16. Commitments and contingencies)

Results of Operations- Year Ended July 31, 2020 Compared to Year Ended July 31, 2019

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

Operating Expenses: Operating expenses increased to $3,511,021 for the year ended July 31, 2020, compared to $727,247 during the comparable period of 2019. During the year ended July 31, 2020, impairment loss increased by $1,628,306 (see Note 10 Other assets and Note 11 Goodwill), selling, general and administrative expenses increased by $1,099,248, and depreciation and amortization expenses increased by $56,220. The increase of operating expenses was mainly resulted from the expenses incurred in the new subsidiaries in China for business development, including lease cost. The company’s major business plans were halted as a result of COVID-10 pandemic. Management determined that $1,006,343 goodwill and $621,963 deferred cost of finance lease which were generated from acquisitions were fully impaired as of July 31, 2020.

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

The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed Consolidated Statement of Operation and condensed Consolidated Statement of Cash Flows for the year ended July 31, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 13 Leases.

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

/s/ Simon & Edward, LLP

Diamond bar, California

November 10, 2020, except for Note 4, as to which the date is February 26, 2021

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

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2020	2019
	(restated)
Cash flows from operating activities:
Net loss including noncontrolling interests	$(3,655,069)	$(659,994)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	69,941	13,721
Loss (gain) on disposal of property and equipment	6,659	(4,192)
Impairment loss	1,628,306	-
Changes in operating assets and liabilities:
Prepaid and Other current receivables	10,041	(230,669)
Other assets	(145,728)	75,962
Related party receivables and payables (restated)	66,954	(492,419)
Other current payable	439,497	9,533
Operating lease assets and liabilities	154,418	-
Other liabilities	24,953	28,196
Net cash (used in) operating activities (restated)	(1,400,028)	(1,259,862)
Cash flows from investing activities:
Cash proceeds from Acquisitions	-	50,470
Cash used in Acquisitions	-	(230,161)
Payments on loan receivable	-	(599,870)
Repayment of Loan receivable	323,078	300,000
Purchases of property and equipment	(270,808)	(3,691)
Net cash provided by (used in) investing activities	52,270	(483,252)
Cash flows from financing activities:
Contribution from noncontrolling interest	184,438	168,148
Proceeds from issuance of common stock	-	1,921,800
Return of Capital	-	(1,430)
Principal payments on finance lease	(19,878)	(19,739)
Advances from related parties (restated)	953,236	-
Net cash provided by financing activities (restated)	1,117,796	2,068,779

Effect of exchange rate changes on cash	(3,485)	(28,385)
Net change in cash, cash equivalents and restricted cash	(233,447)	297,280
Cash, cash equivalents and restricted cash at beginning of period	298,724	1,444
Cash, cash equivalents and restricted cash at end of period	$65,277	$298,724

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$-

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

The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s Consolidated Statement of Operation and Consolidated Statement of Cash Flows for the year ended July 31, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 13 Leases.

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

NOTE 4. RESTATEMENTS

On February 18, 2021, the Company has concluded that the Company’s previously reported consolidated statements of cash flows for the year ended July 31, 2020 (a “Restated Period”) incorrectly presented some funding support from related parties under operating activities, upon reflection and further analysis, which would be more accurate to be accounted for financing activities.

Restated Consolidated Statement of Cash Flow (adjusted line items):

	For the year ended July 31, 2020
	As previously reported	As restated	Change
Cash flows from operating activities:
Related party receivables and payables	1,020,190	66,954	953,236
Net cash (used in) operating activities	(446,792)	(1,400,028)	953,236

Cash flows from financing activities:
Advances from related parties	-	953,236	(953,236)
Net cash provided by financing activities	164,560	1,117,796	(953,236)

NOTE 5. ACQUISITIONS AND JOINT VENTURES

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

*$16,537 payable due from HZLJ waived by HFHZ plus $89,891 (RMB600,000) cash payment totaled $105,928 consideration for the acquisition. Goodwill is mainly attributable to synergies expected from the acquisition in hospitality industry and assembled workforce. Other assets and other liabilities are related to the deferred cost of obtaining the finance lease and the finance lease liabilities (see Note 13 Lease). Related party payable consisted the unpaid portion of operating advances made to HZLJ by the affiliates which are under common control by the same management. Amount of $595,939 were due to Qiao Garden Group, which originally owned 60% of HZLJ. And amount of $596,348 were advanced from Shanghai DuBian Assets Management Ltd., which is controlled by the same management. These advances do not bear interest and are due on demand. Property and Equipment, net mainly consists of ROU assets, Furniture and fixtures and office equipment.

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

NOTE 6. RESTRICTED CASH

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

NOTE 7. LOAN RECEIVABLE

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

NOTE 8. OTHER CURRENT RECEIVABLES

Other current receivable, amounts of $173,819 and $210,280 as of July 31, 2020 and 2019, respectively, mainly consist of purchase advance, prepaid rent, employee operating advances and others.

NOTE 9. PROPERTY AND EQUIPMENT, NET

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

NOTE 10. OTHER ASSETS

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

NOTE 11. GOODWILL

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

		HFSH and Qiao
		Garden Int’l
	HZHF & HZLJ	Travel	Total
Balance at July 31, 2018	$—	$—	$—
Acquisitions	466,847	573,170	1,040,017
Impairment	—	—	—
Balance at July 31, 2019	$466,847	$573,170	$1,040,017
Acquisitions	—	—	—
Impairment	(451,732)	(554,611)	(1,006,343)
Foreign Exchange	(15,115)	(18,559)	(33,674)
Balance at July 31, 2020	$—	$—	$—

NOTE 12. OTHER CURRENT PAYABLES

The following is a breakdown of the accounts and other payables as of July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Payable to Acquiree	$130,138	$131,856
Unearned revenues	75,861	-
Rental payables	252,154	-
Other payables	158,966	44,000
	$617,119	$175,856

Payable to acquiree is the unpaid consideration for the acquisitions described in Note 5 Acquisitions and Joint Venture.

Rental payable is accrued for unpaid rent during a process of lease related litigation, see Note 13 Leases.

NOTE 13. LEASES

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

The finance lease was obtained through HZLJ acquisition on March 22, 2019 (See Note 5 Acquisitions and Joint Venture). On October 1, 2010, HZLJ leased the land and hotel building for 41 years. Finance lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease-related assets and liabilities at July 31, 2020 and 2019 were as follows:

	July 31, 2020	July 31, 2019
Assets
Finance lease right-of-use assets, cost	$269,304	$272,860
Less: accumulated amortization	(64,589)	(58,787)
Finance lease right-of-use assets, net	204,715	214,073
ROU assets-Operating lease	4,499,693	-
Total Lease ROU assets	$4,704,408	$214,073
Liabilities
Current Operating Lease liabilities	$739,352	$-
Operating lease liabilities, noncurrent	3,916,259	-
Finance lease liabilities, noncurrent	336,791	336,046
Total Lease liabilities	$4,992,402	$336,046

The components of lease cost for the year ended July 31, 2020 was as follows:

Year ended
July 31, 2020
Operating lease cost	$1,052,961
Finance leases:
Amortization of ROU assets	6,568
Interest on finance lease liabilities	25,195
Finance lease cost	31,763
Total lease cost	$1,084,724

Supplemental cash flow information for leases for the year ended July 31, 2020 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$592,514
Financing cash flows from finance leases	19,878

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at July 31, 2020 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.9	31.0
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at July 31, 2020:

	Operating Leases	Finance Leases
2021	$1,106,570	$20,788
2022	1,185,208	21,505
2023	1,165,492	22,222
2024	1,107,930	22,938
2025	1,026,177	23,655
2026 and thereafter	81,546	909,651
Total lease payments	$5,672,923	$1,020,759
Less interest	(1,017,312)	(683,968)
Present value of future lease payments	$4,655,611	$336,791
Current Lease liabilities	739,352	-
Noncurrent Lease liabilities	3,916,259	336,791

NOTE 14. RELATED PARTY TRANSACTIONS

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

The remaining related party payable of $92,100 and $146,967 as of July 31, 2020 and 2019, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

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

NOTE 15. NONCONTROLLING INTERESTS

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 13 Leases.

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

NOTE 17. INCOME TAXES

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

NOTE 18. SEGMENT INFORMATION

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

NOTE 19. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted the following subsequent events to be disclosed.

From September 2020 to February 2021, the Company subsequently borrowed several notes in a total amount $100,000, in form of a short-term loan at 5% per annum from a related party.

On September 1, 2020, Gelinke entered a five-year new lease agreement at the same location upon the completion of the acquisition. Approximately $1.21 million ROU and $1.26 million lease liability were recorded associated with the new lease as of October 31, 2020.

On December 31, 2020, HFSH entered an agreement with SH Qiaohong and Qiao Garden Intl Travel and settled around $721,000 (RMB$5,031,699) receivable and payable with the same related party, SH Qiaohong.

On December 31, 2020, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Int’l Travel to an individual with zero price.

On December 31, 2020, HFSH withdraw from the two acquisition agreements entered on early 2019, which were to acquire 85 percent ownership of SH Senior and 55 percent ownership of SH Pasadena Ltd. No penalty is resulted from the withdrawn.

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

HARTFORD GREAT HEALTH CORP.

Date: February 26, 2021	By:	/s/ LIANYUE SONG
Lianyue Song Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lianyue Song	Chief Executive Officer, President, Dir.	February 26, 2021
Lianyue Song	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	February 26, 2021
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	February 26, 2021
Yuan Lu

/s/ Xin Dong	Director	February 26, 2021
Xin Dong

