Form 10-Q/A
period 2020-10-31
Hartford Great Health Corp.
filed 2021-02-26
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period from August 1, 2020 to October 31, 2020, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 15, 2020 (the “Original Filing”), is being filed for the following purposes: (a) for Consolidated statements of cash flow on Item 1, Unaudited Consolidated Financial Statements, of Part I of Form 10-Q, to re-class the funding support provided by related parties from operating cash flow activities to financing cash flow activities; (b) for Cash Flows – Three months ended October 31, 2020 Compared to Three months ended October 31, 2019 section on Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of Part I of Form 10-Q, to update the comparison by including the funding support provided by related parties in financing cash flow activities instead of operating cash flow activities.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,190	$36,604
Prepaid and other current receivables	200,515	173,819
Related party receivables	795,007	753,076
Inventory	317,157	-
Total Current Assets	1,341,869	963,499
Non-Current Assets
Restricted cash, noncurrent	55,506	28,673
Property and equipment, net	471,875	467,881
Goodwill	69,303	-
ROU assets	5,696,692	4,499,693
Other assets	243,874	329,235
Total Non-Current Assets	6,537,250	5,325,482
TOTAL ASSETS	$7,879,119	$6,288,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party payables	$3,656,513	$2,966,651
Current operating lease liabilities	1,033,849	739,352
Other current payables	1,018,792	617,119
Total Current Liabilities	5,709,154	4,323,122

Lease liabilities, noncurrent	5,224,762	4,253,050
TOTAL LIABILITIES	10,933,916	8,576,172

Commitments and contingencies (Note 15)	-	-

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 99,108,000 shares issued and outstanding	99,108	99,108
Additional paid-in capital	2,154,521	2,154,521
Accumulated deficit	(4,092,942)	(3,568,185)
Accumulated other comprehensive loss	(135,390)	(55,146)
Noncontrolling interest	(1,080,094)	(917,489)
Total Stockholders’ Deficit	(3,054,797)	(2,287,191)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,879,119	$6,288,981

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

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	October 31,
	2020 (restated)	2019 (restated)
Cash flows from operating activities:
Net loss including noncontrolling interests	$(659,150)	$(389,222)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	19,141	9,552
Loss on disposal of property and equipment	733	-
Changes in operating assets and liabilities:
Prepaid and Other current receivables	(21,729)	13,367
Inventory	(87,962)	-
Other assets	87,026	29,985
Related party receivables and payables (restated)	12,607	(50,495)
Other current payable	75,127	25,792
Operating lease assets and liabilities	62,101	29,324
Other liabilities	6,534	(38,612)
Net cash used in operating activities (restated)	(505,572)	(370,309)
Cash flows from investing activities:
Cash proceeds from Acquisitions	26,924	-
Cash used in Acquisitions	(14,660)	-
Purchases of property and equipment	-	(74,283)
Net cash provided by (used in) investing activities	12,264	(74,283)
Cash flows from financing activities:
Contribution from noncontrolling interest	-	7,049
Advances from related parties (restated)	506,288	307,012
Proceeds of related party notes payable	25,156	-
Principal payments on finance lease	(21,257)	(19,739)
Net cash provided by financing activities (restated)	510,187	294,322

Effect of exchange rate changes on cash	2,540	(3,800)
Net change in Cash, cash equivalents and restricted cash	19,419	(154,070)
Cash, cash equivalents and restricted cash at beginning of period	65,277	298,724
Cash, cash equivalents and restricted cash at end of period	$84,696	$144,654

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$-

Non-cash investing and financing activities:
Payable to acquiree	$10,462	$-

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

NOTE 3. RESTATEMENTS

On February 18, 2021, the Company has concluded that the Company’s previously reported unaudited consolidated statements of cash flows for the three months ended October 31, 2020 and 2019 incorrectly presented some funding support from related parties under operating activities, upon reflection and further analysis, which would be more accurate to be accounted for financing activities.

Restated Consolidated Statement of Cash Flow (adjusted line items):

	For the three months ended October 31, 2020
	As previously reported	As restated	Change
Cash flows from operating activities:
Related party receivables and payables	518,895	12,607	506,288
Net cash provided by (used in) operating activities	716	(505,572)	506,288

Cash flows from financing activities:
Advances from related parties	-	506,288	(506,288)
Net cash provided by financing activities	3,899	510,187	(506,288)

	For the three months ended October 31, 2019
	As previously reported	As restated	Change
Cash flows from operating activities:
Related party receivables and payables	256,517	(50,495)	307,012
Net cash (used in) operating activities	(63,297)	(370,309)	307,012

Cash flows from financing activities:
Advances from related parties	-	307,012	(307,012)
Net cash (used in) provided by financing activities	(12,690)	294,322	(307,012)

NOTE 4. ACQUISITIONS AND JOINT VENTURES

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

NOTE 6. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable, amounts of $200,515 and $173,819 as of October 31, 2020 and July 31, 2020, respectively, mainly consist of purchase advance, prepaid rent, employee operating advances and others.

NOTE 7. INVENTORY

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

NOTE 9. OTHER ASSETS

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

NOTE 11. STOCKHOLDERS’ EQUITY

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

On June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease office spaces (the “Subleases”). HFSH and HF Int’l Education received Notices of Lease Termination from the Sublessor for late payments on April 13, 2020 and filed a civil lawsuit against the Sublessor on July 10, 2020 (see Note 15). And the original lease agreement entered between the Sublessor and the landlord of the office building (the “Landlord”) was terminated by the Landlord on June 1, 2020 due to payment default. The two sublease agreements entered with the Sublessor was terminated on June 1, 2020 and approximately $921,000 ROU and $891,000 lease liability associated with the two Subleases as of May 31, 2020 were eliminated and $29,000 other expenses was recognized as a result. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces with a five-year term.

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

NOTE 13. RELATED PARTY TRANSACTIONS

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

NOTE 16. SEGMENT INFORMATION

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

NOTE 17. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted subsequent event disclosed below.

From November 2020 to February 2021, the Company borrowed several notes in a total amount of $75,000, in form of a short-term loan at 5% per annum from a related party.

On December 31, 2020, HFSH entered an agreement with SH Qiaohong and Qiao Garden Intl Travel and settled around $721,000 (RMB$5,031,699) receivable and payable with the same related party, SH Qiaohong.

On December 31, 2020, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Intel Travel to an individual with zero price.

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

Cash Flows – Three months ended October 31, 2020 (As restated) Compared to Three months ended October 31, 2019 (As restated)

Operating Activities

During the three months ended October 31, 2020, $505,572 used in operating activities as compared to $370,309 used in the operations during the three months ended October 31, 2019. During the three months ended October 31, 2020, we recorded loss including noncontrolling interests of $659,150 , incurred non-cash depreciation of $19,141, prepaid and other current receivables increased by $21,729, inventory increased by $87,962, other assets decreased by $87,026, other current payable increased by $75,127, related party payables net with receivables increased by $12,607, and operating lease liabilities net with operating lease assets increased by $62,101 as a result from the adoption of new lease guidance ASU No. 2016-02.

During the three months ended October 31, 2019, we recorded losses including noncontrolling interests of $389,222, incurred non-cash depreciation of $9,552, prepaid and other current receivables decreased by $13,367, other assets decreased by $29,985, other current payable increased by $25,792, related party payables net with receivables decreased by $50,495, other liabilities decreased by $38,612, and operating lease liabilities net with operating lease assets increased by $29,324 as a result from the adoption of new lease guidance ASU No. 2016-02.

Investing activities

Cash provided by investing activities was $12,264 for the three months ended October 31, 2020 as compared to $74,283 used for the corresponding period in 2019. During the three months ended October 31, 2020, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,264, see Note 4 Acquisitions and Joint Ventures.

During the three months ended October 31, 2019, HF Int’l Education’s subsidiary - PDHJ was grand opened to provide childcare education services. Property and equipment have been added to this new entity.

Financing activities

Cash provided by financing activities was $510,187 for the three months ended October 31, 2020 as compared to $294,322 cash provided by financing activities for the three months ended October 31, 2019. The cash flows provided by financing activities for the three months ended October 31, 2020 was primarily attributable to $506,288 funding support from related parties, $25,156 notes payable with interest offset by $21,257 finance lease principal payment. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 13 Related Party Transactions.

Cash flows provided by financing activities for the three months ended October 31, 2019 was primarily attributable to $307,012 funding support from related parties, $7,049 contribution received from noncontrolling interest owners to the joint venture entity HF Int’l Education, offset by $19,739 finance lease principal payment.

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

