Form 10-Q
period 2021-01-31
Hartford Great Health Corp.
filed 2021-03-17
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of March 17, 2021.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,108	$36,604
Prepaid and other current receivables	256,129	173,819
Related party receivable	30,495	753,076
Inventory	325,522	-
Total Current Assets	636,254	963,499
Non-Current Assets
Restricted cash, noncurrent	26,686	28,673
Property and equipment, net	577,674	467,881
Goodwill	72,145	-
ROU assets - operating lease	5,435,757	4,499,693
Other assets	382,710	329,235
Total Noncurrent Assets	6,494,972	5,325,482
TOTAL ASSETS	$7,131,226	$6,288,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$3,850,503	$2,966,651
Current operating lease liabilities	1,030,290	739,352
Other current payable	1,324,399	617,119
Total Current Liabilities	6,205,192	4,323,122
Lease liabilities, noncurrent	5,030,186	4,253,050
TOTAL LIABILITIES	11,235,378	8,576,172
Commitments and contingencies (Note 15)	-	-
Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 and 99,108,000 shares outstanding as of January 31, 2021 and July 31, 2020, respectively	100,108	99,108
Additional paid-in capital	2,173,521	2,154,521
Accumulated deficit	(4,737,003)	(3,568,185)
Accumulated other comprehensive loss	(243,716)	(55,146)
Noncontrolling interest	(1,397,062)	(917,489)
Total Stockholders’ Deficit	(4,104,152)	(2,287,191)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,131,226	$6,288,981

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2021	2020	2021	2020
Service revenues	$102,925	$25,684	$182,312	$55,909
Cost of revenues	78,450	19,698	119,278	39,037
Gross Profit	24,475	5,986	63,034	16,872
Operating expenses
Depreciation and amortization	15,482	9,680	34,623	19,232
Selling, general and administrative	977,348	465,667	1,654,972	895,278
Goodwill impairment	-	991,803	-	991,803
Total Operating Expenses	992,830	1,467,150	1,689,595	1,906,313
Operating Loss	(968,355)	(1,461,164)	(1,626,561)	(1,889,441)
Other Income (Expense)
Interest (expense) income, net	(3,005)	4,072	(3,827)	7,985
Gain on disposal of subsidiary	104,317	-	104,317	-
Other income (expense), net	895	(1,101)	1,573	(250)
Other income, net	102,207	2,971	102,063	7,735
Loss before income taxes	(866,148)	(1,458,193)	(1,524,498)	(1,881,706)
Income Tax Expense	-	800	800	800
Net Loss	(866,148)	(1,458,993)	(1,525,298)	(1,882,506)
Less: net loss attributable to noncontrolling Interest	(222,087)	(314,498)	(356,480)	(398,017)
Net Loss Attributable to Hartford Great Health Corp	$(644,061)	$(1,144,495)	$(1,168,818)	$(1,484,489)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	99,847,130	99,108,000	99,477,565	99,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2021	2020	2021	2020
Net Loss	$(644,061)	$(1,144,495)	$(1,168,818)	$(1,484,489)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(141,125)	(16,006)	(249,581)	(61,226)
Total other comprehensive loss	(141,125)	(16,006)	(249,581)	(61,226)
Less: total other comprehensive loss attributable to noncontrolling interest	(32,799)	-	(61,011)	-
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(108,326)	(16,006)	(188,570)	(61,226)
Total Comprehensive Loss	$(752,387)	$(1,160,501)	$(1,357,388)	$(1,545,715)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
	Common Stock		Additional Paid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2020	99,108,000	$99,108	$2,154,521	$(3,568,185)	$(55,146)	$(917,489)	$(2,287,191)
Net (loss)	-	-	-	(1,168,818)	-	(356,480)	(1,525,298)
Issuance of common stock	1,000,000	1,000	19,000	-	-	-	20,000
Disposal of subsidiary	-	-	-	-	-	(62,082)	(62,082)
Foreign currency translation adjustment	-	-	-	-	(188,570)	(61,011)	(249,581)
Balance, January 31, 2021 (unaudited)	100,108,000	$100,108	$2,173,521	$(4,737,003)	$(243,716)	$(1,397,062)	$(4,104,152)

					Accumulated		Total
	Common Stock		Additional Paid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss)	-	-	-	(1,484,489)	-	(398,017)	(1,882,506)
Disposal of noncontrolling interest	-	-	-	-	-	(15,636)	(15,636)
Contribution from noncontrolling interest	-	-	-	-	-	7,208	7,208
Foreign currency translation adjustment	-	-	-	-	(61,226)	-	(61,226)
Balance, January 31, 2020 (unaudited)	99,108,000	$99,108	$2,154,521	$(2,401,305)	$(67,618)	$(487,586)	$(702,880)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	January 31,
	2021	2020
		(Restated)
Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,525,298)	$(1,882,506)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	34,623	19,232
Gain on disposal of subsidiary, excluding noncontrolling interest	(43,505)	-
Gain on disposal of noncontrolling interest	(60,812)	(4,981)
Loss on disposal of property and equipment	749	-
Goodwill impairment	-	991,803
Changes in operating assets and liabilities:
Prepaid and Other current receivables	(52,614)	197,910
Inventory	(294,976)	-
Other assets	(50,288)	(42,681)
Related party receivables and payables	21,190	79,978
Other current payable	543,930	158,367
Operating lease assets and liabilities	95,006	(19,395)
Other liabilities	13,345	-
Net cash (used in) operating activities	(1,318,650)	(502,273)
Cash flows from investing activities:
Cash proceeds from Acquisitions	27,497	-
Cash used in Acquisitions	(14,972)	-
Cash of the subsidiary disposed	(30,116)	-
Purchases of property and equipment	(98,267)	(205,758)
Net cash (used in) investing activities	(115,858)	(205,758)
Cash flows from financing activities:
Contribution from noncontrolling interest	-	7,104
Proceeds from issuance of common stock	20,000	-
Additions of related party notes payable	70,000	-
Principal payments on finance lease	(21,710)	(19,891)
Advances from related parties	1,345,843	507,028
Net cash provided by financing activities	1,414,133	494,241

Effect of exchange rate changes on cash	5,892	(5,723)
Net change in Cash, cash equivalents and restricted cash	(14,483)	(219,513)
Cash, cash equivalents and restricted cash at beginning of period	65,277	298,724
Cash, cash equivalents and restricted cash at end of period	$50,794	$79,211

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$800

Non-cash investing and financing activities:
Payable to acquiree	$10,462	$-
Investment return through three-party settlement	$753,354	$-

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

Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”) and through Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China. Qiao Garden Int’l Travel was disposed on December 31, 2020, see note 4 Acquisitions, Joint Ventures and Deconsolidation.

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

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2018, applying the modified retrospective method to all contracts that were not completed as of August 1, 2018. The Company is building up its core business upon the completion of multiple acquisitions on March 2019 and impact of COVID-19 pandemic, limited operations occurred during the three months and six months ended January 31, 2021 and 2020. The revenue during the three months and six months ended January 31, 2021 and 2020, was mainly generated from HZLJ and HF Int’l Education.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation.. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company recorded unearned revenue, amount of $236,007 and $75,861 as of January 31, 2021 and July 31, 2020, respectively.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $4,737,003 as of January 31, 2021. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

NOTE 3. RESTATEMENTS

On February 18, 2021, the Company has concluded that the Company’s previously reported unaudited consolidated statements of cash flows for the six and nine months ended January 31, 2020 and April 30, 2020 incorrectly presented some funding support from related parties under operating activities, upon reflection and further analysis, which would be more accurate to be accounted for financing activities.

Restated Consolidated Statement of Cash Flow (adjusted line items):

	For the Six Months Ended January 31, 2020
	As previously reported	As restated	Changes
Cash flows from operating activities:
Related party receivables and payables	587,006	79,978	507,028
Net cash (used in) operating activities	4,755	(502,273)	507,028

Cash flows from financing activities:
Advances from related parties	-	507,028	(507,028)
Net cash (used in) provided by financing activities	(12,787)	494,241	(507,028)

	For the Nine Months Ended April 30, 2020
	As previously reported	As restated	Changes
Cash flows from operating activities:
Related party receivables and payables	695,432	74,011	621,421
Net cash provided by (used in) operating activities	2,036	(619,385)	621,421

Cash flows from financing activities:
Advances from related parties	-	621,421	(621,421)
Net cash (used in) provided by financing activities	(12,744)	608,677	(621,421)

NOTE 4. ACQUISITIONS, JOINT VENTURES AND DECONSOLIDATION

Joint Venture – HF Int’l Education

On March 22, 2019, HFSH entered into a joint venture agreement (the “JV agreement”) with Shanghai Jingyu Education Tech Ltd. (“SH Jingyu”) and one individual investor, to form a new entity - HF Int’l Education to provide childcare education services. HFSH initially owned 65.0% ownership HF Int’l Education, which has been decreased to 61.0% from 65.0% during the year ended on July 31, 2020 because of equity transactions between noncontrolling shareholders. On June 19, 2020, the board of HF Int’l Education decided to increase registered capital to RMB10 million from RMB5 million, and three out of four noncontrolling shareholders gave up the subscription rights. As a result, HFSH holds 75.5% of HF Int’l Education and totaling 24.5% equity held by noncontrolling shareholders. The new equity structure became effective upon the approval of the local government on September 10, 2020.

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

Other Acquisitions

On January and February 2019, HFSH entered agreements to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”) and 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). On December 31, 2020, HFSH withdraw from the two acquisition agreements. No penalty is resulted from the withdrawn.

On January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), As of January 31, 2021, the agreement has not yet taken effective as no consideration has been paid toward those acquisitions. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on execute dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

During May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). The acquisition agreement has not yet taken effective as no consideration has been paid towards the acquisition. On June 12, 2020, the company withdraw from the acquisition by transferring the agreement to an individual with zero price.

Disposal of subsidiary

On December 31, 2020, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Intel Travel to an individual (the “Disposal”). The individual is a relative of the CEO, Qiao Garden Int’l Travel became a related party after deconsolidation. The operation results, assets and liabilities, and cash flows of Qiao Garden Int’l Travel were deconsolidated from the Company’s consolidated financial statements effective on December 31, 2020. The Disposal of Qiao Garden was consummated through a three-party settlement among HFSH, SH Qiaohong and Qiao Garden Intl Travel (the “Three-Party Settlement”): the original investment RMB 4.5 million plus RMB 0.5 million investment income were agreed to withdrawn from Qiao Garden Intel Travel and settled with a payable due to SH Qiaohong at SHHF, who was a debtor of Qiao Garden Intel Travel, see Note 13, Related Party Transactions.

Net assets (liabilities) disposed of:

Net assets (liabilities) disposed of:
Cash and cash equivalents	172
Restricted cash	29,944
Related party receivable	782,224
Related party payable	(98,615)
Other current payable	(3,876)
Noncontrolling interest	(60,812)
Net assets of the subsidiary, excluding noncontrolling interest	649,037
Consideration	753,354
Gain on disposal of the subsidiary	(104,317)
Gain on disposal of noncontrolling interest	(60,812)
Gain on disposal of the subsidiary, excluding noncontrolling interest	(43,505)

Net inflow / (outflow) of cash and cash equivalents in respect of the disposal subsidiary:

Cash and cash equivalents	(172)
Restricted cash	(29,944)
Cash and cash equivalents deconsolidated	(30,116)

NOTE 5. RESTRICTED CASH

The Company early adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The restricted cash is collateral required by the local government in China for business operation certificate Gelinke holds.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	January 31, 2021 (unaudited)	January 31, 2020 (unaudited)
Cash and cash equivalents	$24,108	$50,379
Restricted cash, noncurrent	26,686	28,832
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$50,794	$79,211

NOTE 6. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable, amounts of $256,129 and $173,819 as of January 31, 2021 and July 31, 2020, respectively, mainly consist of purchase advance, prepaid rent, employee operating advances and others.

NOTE 7. INVENTORY

Inventory mainly consists of books, the early childhood education materials. Inventory is stated at the lower of cost or net realizable value. As of January 31, 2021 and July 31, 2020, inventory balance was $325,522 and nil, respectively.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at January 31, 2021 and July 31, 2020:

	January 31,	July 31,
	2021 (unaudited)	2020
Leasehold improvements	$196,831	$181,378
Finance lease assets	292,248	269,304
Furniture and fixtures	236,585	202,241
Office equipment and vehicles	138,609	112,759
Construction in progress	93,523	19,326
	957,796	785,008
Less: accumulated depreciation and amortization	(380,122)	(317,127)
	$577,674	$467,881

Depreciation expense for the three months and six months ended January 31, 2021 were $15,482 and $34,623, respectively.

Depreciation expense for the three months and six months ended January 31, 2020 were $4,311 and $8,576, respectively.

NOTE 9. OTHER ASSETS

Other assets consist of the following at January 31, 2021 and July 31, 2020:

	January 31, 2021 (unaudited)	July 31, 2020
Other miscellaneous assets	$37,231	$40,265
Rental deposits	345,479	288,970
Deferred cost of finance lease	-	-
	$382,710	$329,235

During 2019 HZLJ acquisition, the cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the remaining lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the remaining lease term. Amortization expense of deferred cost of finance lease for the three months and six months ended October 31, 2019 were $5,369 and $10,656, respectively. Given the impact of COVID-19 pandemic and the unfavorable operation results, management determined that the deferred cost of finance lease was fully impaired as of July 31, 2020 and $621,963 impairment cost was recorded for the year ended July 31, 2020.

NOTE 10. OTHER CURRENT PAYABLE

The following is a breakdown of the accounts and other payables as of January 31, 2021 and July 31, 2020:

	January 31, 2021 (unaudited)	July 31, 2020
Payable to acquirees	$152,115	$130,138
Unearned revenue	236,007	75,861
Rental payables	505,718	252,154
Accrued payroll	122,939	48,534
Payable to publisher	140,021	-
Other payables	167,599	110,432
	$1,324,399	$617,119

Payable to acquirees is the unpaid consideration for the acquisitions during 2019 and 2020. Rental payable is accrued for unpaid rent.

NOTE 11. STOCKHOLDERS’ EQUITY

On July 3, 2020, the Company entered a subscription agreement of 1,000,000 shares of common stock (the “Shares”) with a significant shareholder of the Company priced at $0.02 per share. $20,000 subscription was received, and the shares were issued on November 24, 2020. Given the trade volume and level of activities of HFUS stock in the market is very low, for which the market is considered inactive, therefore the quoted market price might not be the best indication of fair value pursuant to ASC 820-10-35, thus, management concluded that the Shares was issued at the fair market value.

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

As of January 31, 2021, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from two years to six years, with various term extensions available. Our finance lease has remaining lease term of thirty-one years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

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

On September 1, 2020, Gelinke entered a five-year new lease agreement at the same location upon the completion of the acquisition. Approximately $1.20 million ROU and $1.28 million lease liability were recorded associated with the new lease as of January 31, 2021.

HZHF terminated its original office lease on January 6, 2021. Approximately $287,000 ROU and $258,000 lease liability associated with the original lease agreement were eliminated. On January 9, 2021, HFHZ entered into a two-year new lease with smaller space at the same property. Approximately $49,000 ROU and $37,000 lease liability were recorded associated with the new lease as of January 31, 2021.

The finance lease was obtained through HZLJ acquisition on March 22, 2019. On October 1, 2010, HZLJ took over the lease of the land and hotel building for 41 years. Finance lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease-related assets and liabilities on January 31, 2021 and July 31, 2020 were as follows:

	January 31, 2021	July 31,
	(Unaudited)	2020
Assets
Finance lease right-of-use assets, cost	$292,248	$269,304
Less: accumulated amortization	(73,656)	(64,589)
Finance lease right-of-use assets, net	218,592	204,715
ROU assets-Operating lease	5,435,757	4,499,693
Total Lease ROU assets	$5,654,349	$4,704,408
Liabilities
Current Operating Lease liabilities	$1,030,290	$739,352
Operating lease liabilities, noncurrent	4,673,393	3,916,259
Finance lease liabilities, noncurrent	356,793	336,791
Total Lease liabilities	$6,060,476	$4,992,402

The components of lease cost for the three months and six months ended January 31, 2021 and 2020 was as follows:

	Three months ended January 31,		Six months ended January 31,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)
Operating lease cost	$344,638	$259,589	$690,351	$463,159
Finance leases:
Amortization of ROU assets	1,852	1,675	3,564	3,302
Interest on finance lease liabilities	7,206	6,426	13,867	12,668
Finance lease cost	9,058	8,101	17,431	15,970
Total lease cost	$353,696	$267,690	$707,782	$479,129

Supplemental cash flow information for leases for the six months ended January 31, 2021 and 2020 was as follows:

	Six months ended January 31,
	2021 (Unaudited)	2020 (Unaudited)
Operating cash flows paid for operating leases	$300,344	$327,895
Financing cash flows paid for finance leases	21,710	19,891

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at January 31, 2021 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.6	30.5
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at January 31, 2021:

	Operating Leases	Finance Leases
2021 (excluding the six-month ended January 31, 2020)	$719,693	$-
2022	1,524,724	23,337
2023	1,476,547	24,115
2024	1,544,011	24,893
2025	1,456,653	25,671
2026 and thereafter	117,082	987,148
Total lease payments	$6,838,710	$1,085,164
Less interest	(1,135,027)	(728,371)
Present value of future lease payments	$5,703,683	$356,793
Current Lease liabilities	1,030,290	-
Noncurrent Lease liabilities	4,673,393	356,793

NOTE 13. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of January 31, 2021 and July 31, 2020, amount of $0 and $703,776, respectively, is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of Longjing. The balance was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. For the three months and six months ended January 31, 2021, $9,778 and $18,374 of interest income were recognized, respectively. For the three months and six months ended January 31, 2020, $9,549 and $18,953 of interest income were recognized, respectively.

The remaining related party receivable of $30,495 and $49,300 as of January 31, 2021 and July 31, 2020, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables

As of January 31, 2021 and July 31, 2020, amounts of $402,344 and $674,830, are payable to SH Qiaohong, respectively. Majority of the balance at July 31, 2020 was part of the liability assumed through HFSH acquisition, under its 90 percent owned entity, Qiao Garden Intl Travel. This payable balance does not bear interest and due on demand. During the six months ended January 31, 2021, HFSH obtained approximately $387,000 funding support from SH Qiaohong for operation, bears no interest and due on demand.

As of January 31 2021 and July 31, 2020, amount of $622,316 and $594,965, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was part of the liability assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $2,095,074 and $1,012,650 as of January 31, 2021 and July 31, 2020, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

From September 2020 to January 2021, the Company borrowed several notes in a total amount of $70,000, in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc. an entity managed by the same management team. $770 and $926 of interest expense were recognized during the three months and six months ended January 31, 2021, respectively. The unpaid principal and interest will be due on the maturity date.

As of January 31, 2021 and July 31, 2020, the Company has $650,508 and $592,106, respectively, short-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021, bearing approximately 2.5 percent of annual interest. $3,909 and $7,658 of interest expense were recognized during the three months and six months ended January 31, 2021, respectively. $3,661 and $ 7,267 of interest expense were recognized during the three and six months ended January 31, 2020, respectively. The unpaid principal and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements.

The remaining related party payable of $9,335 and $92,100 as of January 31, 2021 and July 31, 2020, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Three-Party Settlement Agreement

On December 31, 2020, a Three-Party Settlement agreement among HFSH, SH Qiaohong and Qiao Garden Intl Travel was entered. Pursuant to the agreement, around $721,000 (RMB$5,031,699) payable due to SH Qiaohong under HFSH was settled with the receivable due from the same related party under Qiao Garden Intel Travel through withdrawal of 90% ownership of Qiao Garden Intl Travel HFSH owned. Total RMB5.0 million including the original investment RMB 4.5 million was withdrawn from Qiao Garden Intel Travel, and $104,317 (RMB697,000) gain on disposal was recognized as of January 31, 2021.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principal and interest will be due on the maturity dates. As of January 31, 2021, no balance was withdrawn from the two line of credits by HF Int’l Education.

NOTE 14. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of January 31, 2021 and 2020:

Name of Entity	% of Non-Controlling Interests	July 31, 2020	Net loss	Disposal of subsidiary	Foreign currency translation adjustment	January 31, 2021 (unaudited)
HZLJ	40.0%	$(889,068)	$(25,874)	$-	$(41,781)	$(956,723)
HF Int’l Education	24.5%*	(88,692)	(332,417)	-	(19,230)	(440,339)
Qiao Garden Intl Travel	10.0%	60,271	1,811	(62,082)	-	-
Total		$(917,489)	$(356,480)	$(62,082)	$(61,011)	$(1,397,062)

*90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is held by Mr. Song, CEO of the Company on behalf of an unrelated individual. However, HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ, thus, SHHZJ is not considered a VIE of HF Int’l Education.

Name of Entity	% of Non-Controlling Interests	July 31, 2019	Net loss	Disposal of Noncontrolling interest	Investment from Noncontrolling Interest	January 31, 2020 (unaudited)
HZLJ	40.0%	$(250,794)	$(220,231)	$-	$-	$(471,025)
HF Int’l Education	41.5%	104,923	(170,233)	(15,636)	7,208	(73,738)
Qiao Garden Intl Travel	10.0%	64,730	(7,553)	-	-	57,177
Total		$(81,141)	$(398,017)	$(15,636)	$7,208	$(487,586)

NOTE 15. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 12 Leases.

On June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease some office spaces. On April 13, 2020, HFSH and HF Int’l Education received Notices of Lease Termination from the Tenant for late payments. HFSH and HF Int’l Education then filed a civil case against the Sublessor for over-charged rent fees because of fictitious office size and requested refund in the total amount approximately $481,000 (RMB3.3 million) till July 10, 2020. The Sublessor was further in default under the lease agreements due to its lease agreement with the landlord of the office properties (the “Landlord”) was terminated on June 1, 2020 by the Landlord. The litigation documents have been serviced through public announcement to the Sublessor. The district court expects to have a ruling sometime in June 2021.

The Company accrued the full amount of rent expense for the period ended May 31, 2020 and the accrued rental payable was $159,613 and $147,082 associated with the Sublessor under the two lease agreements as of January 31, 2021 and July 31, 2020, respectively. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces in a five-year term.

NOTE 16. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of January 31, 2021 and revenue generated during the six months ended January 31, 2021, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$47,126	$135,186	$-	$182,312
Operating loss	(184,974)	(1,357,144)	(84,443)	(1,626,561)
Loss before tax	(82,321)	(1,356,807)	(85,370)	(1,524,498)
Net Loss Attributable to Hartford Great Health Corp	(58,259)	(1,024,389)	(86,170)	(1,168,818)
Total assets (excluding Intercompany balances)	391,550	6,703,103	36,573	7,131,226

Segment information on assets as of January 31, 2020 and revenue generated during the six months ended January 31, 2020, as follows:

			Corporate and
	Hospitality	Education	unallocated	Total
Revenue	$44,386	$11,523	$—	$55,909
Operating loss	(1,368,260)	(410,199)	(110,982)	(1,889,441)
Operating loss before tax	(1,720,904)	(59,015)	(101,787)	(1,881,706)
Net Loss attributable to Hartford Great Health Corp	(1,117,444)	(264,458)	(102,587)	(1,484,489)
Total assets (excluding Intercompany balances)	1,846,219	3,397,315	1,032,656	6,276,190

NOTE 17. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted subsequent event disclosed below.

On February 19, 2021, the Company borrowed several notes in a total amount of $30,000, in form of a short-term loan at 5% per annum from a related party.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the six-month periods ending January 31, 2021. It also analyzes our financial condition at January 31, 2021 and compares it to our financial condition at July 31, 2020. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2020, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2021, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of January 31, 2021, the company has issued a total of 100,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) with 90 percent of Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), which was disposed on December 31, 2020, and formed a joint venture entity, Hartford International Education Technology Co., Ltd (“HF Int’l Education”).

The subsidiary of HFUS in Shanghai (HFSH) advances operating funds from two related party entities, SH Qiao Hong and SH Oversea Chinese Culture Media Ltd. The main purpose of the funding is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). Upon signing of supplemental agreement, HFUS currently holds 75.5% ownership of HF Int’l Education and maintains control over HF Int’l Education. On July 24, 2019, HF Int’l Education established a 100% owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”). On October 28, 2019, PDHJ had its childhood education center opened. On March 23, 2020, HF Int’l Education established Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”) and was approved the business license to conduct childcare operations in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”).

HF Int’l Education has developed an enhanced model of childcare franchise management program and registered a new brand name, “HaiDeFuDe”. HF Int’l Education has recruited a team of knowledgeable childcare teachers to develop series of independent textbooks designed to targeted age of young children and register for the copyrights for these textbooks in September of 2020. Recently, HF Int’l Education has begun marketing and promoting the enhanced model of franchise operation and management packaged program, under “HaiDeFuDe” brand, to an initial of 50 franchisees throughout different regions of China. To achieve that, HF Int’l Education has incorporated existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model is expected to attract other childcare education centers to join the “HaiDeFuDe” brand, and HF Int’l Education expects to generate revenue from franchise and management fees. Due to continued market uncertainties during the pandemic, we have reduced our revenue projection again from our last disclosure. We will run a special franchise promotion after the ease of restrictions caused by the pandemic. There will be a great reduction in franchise fees for the first twenty childcare center that join our brand. In doing so, the Company expect to generate a revised revenue of RMB4,000,000 by the end of 2021.

Results of Operations – Three months ended January 31, 2021 Compared to Three months ended January 31, 2020.

Revenue and Cost of revenue: We recognized $102,925 and $25,684 revenue in the three months ended January 31, 2021 and 2020, respectively. Cost of revenue increased to $78,450 for the three months ended January 31, 2021, compared to $19,698 during the comparable period of 2020. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses decreased to $992,830 for the three months ended January 31, 2021, compared to $1,467,150 during the comparable period of 2020. During the three months ended January 31, 2021, the decrease of $474,320 was resulted from the decrease of Goodwill impairment by $991,803, offset by the increase of the selling, general and administrative expenses by $511,681, and the increase of depreciation and amortization expenses by $5,802. The increase of selling, general and administrative expenses was mainly resulted from the expenses incurred in the new operating subsidiaries in China for childcare education business development, including lease cost. The company’s major business plans were halted as a result of COVID-19 pandemic. Management determined that the goodwill generated from acquisition was fully impaired as of January 31, 2020.

Other Income (Expense): Other income, net increased to $102,207 for the three months ended January 31, 2021, compared to $2,971 of income for the corresponding period of 2020. Other income for the three months ended January 31, 2021 was mainly resulted from the gain on disposal of subsidiary, see note 4 Acquisitions, Joint Ventures and Deconsolidation.

Net Loss Attributable to Noncontrolling Interest: For the three months ended January 31, 2021, we recorded a net loss attributable to noncontrolling interest of $222,087 compared to $314,498 for the corresponding period of 2020. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $644,061 or $(0.01) per share for the three months ended January 31, 2021, compared to a net loss of $1,144,495 or $(0.01) per share for the three months ended January 31, 2020, a decrease in loss of $500,434 due to the factors discussed above.

Results of Operations – The Six Months Ended January 31, 2021 Compared to Six Months Ended January 31, 2020.

Revenue: We recognized $182,312 and $55,909 revenue in the six months ended January 31, 2021 and 2020, respectively. Cost of revenue increased to $ 119,278 for the six months ended January 31, 2021, compared to $39,037 during the comparable period of 2020. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses decreased to $1,689,595 for the six months ended January 31, 2021, compared to $1,906,313 during the comparable period of 2020. During the six months ended January 31, 2021, The decrease of $216,718 was resulted from the decrease of Goodwill impairment by $991,803, offset by the increase of the selling, general and administrative expenses by $759,694 and the increase of depreciation and amortization expenses by $15,391. The increase of selling, general and administrative expenses was mainly resulted from the expenses incurred in the new operating subsidiaries in China for childcare education business development, including lease cost. The company’s major business plans were halted as a result of COVID-19 pandemic. Management determined that the goodwill generated from acquisition was fully impaired as of January 31, 2020.

Other Income (Expense): Other income, net increased to $102,063 for the six months ended January 31, 2021, compared to $7,735 of income for the corresponding period of 2020. Other income for the six months ended January 31, 2021 was mainly resulted from the gain on disposal of subsidiary, see note 4 Acquisitions, Joint Ventures and Deconsolidation.

Net Loss Attributable to Noncontrolling Interest: For the six months ended January 31, 2021, we recorded a net loss attributable to noncontrolling interest of $356,480 compared to $398,017 for the corresponding period of 2020. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,168,818 or $(0.01) per share for the six months ended January 31, 2021, compared to a net loss of $1,484,489 or $(0.01) per share for the six months ended January 31, 2020, a decrease in losses of $315,671 due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2021, we had a working capital deficit of $5,568,938 comprised of current assets of $636,254 and current liabilities of $6,205,192. This represents an increase of $2,209,315 in the working capital deficit from the July 31, 2020 amount of $3,359,623.

During the six months ended January 31, 2021, our working capital deficit increased primarily because the additional advances from related parties for business operating and the increase of rental payables.

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

Cash Flows – Six months ended January 31, 2021 Compared to Six months ended January 31, 2020 (As restated)

Operating Activities

During the six months ended January 31, 2021, $1,318,650 used in operating activities as compared to $502,273 used in the operations during the six months ended January 31, 2020. During the six months ended January 31, 2021, we recorded loss including noncontrolling interests of $1,525,298, incurred non-cash depreciation of $34,623, gain on disposal of subsidiary of $104,317, prepaid and other current receivables increased by $52,614, inventory increased by $294,976, other assets increased by $50,288, other current payable increased by $543,930, related party payables net with receivables increased by $21,190, other liabilities increased by $13,345 and operating lease liabilities net with operating lease assets increased by $95,006 as a result from the adoption of new lease guidance ASU No. 2016-02.

During the six months ended January 31, 2020, we recorded losses including noncontrolling interests of $1,882,506 , incurred non-cash depreciation of $19,232, disposal of noncontrolling interest of $4,981 , goodwill impairment loss of $991,803, prepaid and other current receivables decreased by $197,910, other assets increased by $42,681, other current payable increased by $158,367, and related party payables net with receivables increased by $79,978, operating lease liabilities net with operating lease assets decreased by $19,395 as a result from the adoption of new lease guidance ASU No. 2016-02.

Investing activities

Cash used in investing activities was $115,858 for the six months ended January 31, 2021 as compared to $205,758 used for the corresponding period in 2020. During six months ended January 31, 2021, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,525 , HFSH disposed its 90 percent owned subsidiary - Qiao Garden Intel Travel with cash net outflow of $30,116, see note 4 Acquisitions, Joint Ventures and Deconsolidation., and Property and equipment purchases of $98,267.

During the six months ended January 31, 2020, $205,758 of property and equipments have been purchased by HF Int’l Education’s subsidiaries to provide childcare education services.

Financing activities

Cash provided by financing activities was $1,414,133 for the six months ended January 31, 2021 as compared to $ 494,241 cash provided by financing activities for the six months ended January 31, 2020. The cash flows provided by financing activities for the six months ended January 31, 2021 was primarily attributable to $1,345,843 funding support from related parties, $70,000 notes payable from one related party, $20,000 proceeds from stock issuance, offset by $21,710 finance lease principal payment.

The cash flows provided by financing activities for the six months ended January 31, 2020 was primarily attributable to $507,028 funding support from related parties, $7,104 contribution received from noncontrolling interest shareholder to the joint venture entity HF Int’l Education, offset by $19,891 finance lease principal payment.

Future Capital Expenditures

On January 2019, HFSH entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). As of January 31, 2021, the agreement has not yet taken effective as no consideration has been paid toward those acquisitions. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on execute dates. There was no penalty levied or to be levied due to delayed execution or inexecution of this agreement.

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2021, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2021, we have no other material contractual commitments except the office building and property leases which are included Note 12 Leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2021, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the six months period ended January 31, 2021, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the sub-lessor. HFSH and HF International Education then filed a civil case against the sub-lessor for return the over-charged rent expense because of fictitious office size, approximately $483,000 (RMB3.3 million). The sublease agreement was terminated on June 1, 2020. HF International Education entered a new lease agreement with the original landlord on June 1, 2020. The litigation documents have been serviced through public announcement to the plaintiff. The Hongkou district court will hold a hearing for the case. However, the accumulated court cases in recent months have postpone the hearing for the case. The district court expects a ruling sometime in June of 2021.

We were not subject to any other legal proceedings during the six months ended January 31, 2021 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: March 17, 2021	By:	/s/ LIANYUE SONG
Lianyue Song
Chief Executive Officer

