Form 10-Q
period 2021-04-30
Hartford Great Health Corp.
filed 2021-06-14
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of June 14, 2021.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2021	July 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,585	$36,604
Prepaid and other current receivables	274,623	173,819
Related party receivables	30,277	753,076
Inventories	323,194	-
Total Current Assets	692,679	963,499
Non-Current Assets
Restricted cash, noncurrent	26,515	28,673
Property and equipment, net	586,483	467,881
Goodwill	71,629	-
ROU assets-operating lease	5,146,679	4,499,693
Other assets	377,614	329,235
Total Non-current Assets	6,208,920	5,325,482
TOTAL ASSETS	$6,901,599	$6,288,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$3,831,330	$2,966,651
Current operating lease liabilities	1,051,972	739,352
Other current payable	1,339,589	617,119
Total Current Liabilities	6,222,891	4,323,122

Long-term loan from related party	649,677	-
Lease liabilities, noncurrent	4,699,657	4,253,050
TOTAL LIABILITIES	11,572,225	8,576,172

Commitments and contingencies (Note 15)	-	-

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 and 99,108,000 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	100,108	99,108
Additional paid-in capital	2,173,521	2,154,521
Accumulated deficit	(5,205,412)	(3,568,185)
Accumulated other comprehensive loss	(220,456)	(55,146)
Noncontrolling interest	(1,518,387)	(917,489)
Total Stockholders’ Deficit	(4,670,626)	(2,287,191)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,901,599	$6,288,981

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2021	2020	2021	2020
Service revenues	$137,892	$10,310	$320,204	$66,219
Cost of revenues	99,998	4,329	219,276	43,366
Gross Profit	37,894	5,981	100,928	22,853
Operating expenses
Depreciation and amortization	26,039	9,209	60,662	28,441
Selling, general and administrative	598,813	411,396	2,253,785	1,306,674
Goodwill impairment	-	-	-	991,803
Total Operating Expenses	624,852	420,605	2,314,447	2,326,918
Operating Loss	(586,958)	(414,624)	(2,213,519)	(2,304,065)
Other Income (Expense)
Interest (expense) income, net	(11,747)	3,853	(15,574)	11,838
Gain on disposal of subsidiary	-	-	104,317	-
Other income (expense), net	256	135	1,829	(115)
Other (Expense) Income, Net	(11,491)	3,988	90,572	11,723
Loss before income taxes	(598,449)	(410,636)	(2,122,947)	(2,292,342)
Income Tax Expense	-	-	800	800
Net Loss	(598,449)	(410,636)	(2,123,747)	(2,293,142)
Less: net loss attributable to noncontrolling Interest	(130,040)	(108,680)	(486,520)	(506,697)
Net Loss Attributable to Hartford Great Health Corp	$(468,409)	$(301,956)	$(1,637,227)	$(1,786,445)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	100,108,000	99,108,000	99,683,092	99,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2021	2020	2021	2020
Net Loss	$(468,409)	$(301,956)	$(1,637,227)	$(1,786,445)
Other Comprehensive Income (Loss), Net of income tax
Foreign currency translation adjustments	31,991	10,890	(217,590)	(50,336)
Total other comprehensive income (loss)	31,991	10,890	(217,590)	(50,336)
Less： total other comprehensive income (loss) attributable to noncontrolling interest	8,731	3,143	(52,280)	(14,528)
Total Other Comprehensive Income (Loss) Attributable to Hartford Great Health Corp	23,260	7,747	(165,310)	(35,808)
Total Comprehensive Loss	$(445,149)	$(294,209)	$(1,802,537)	$(1,822,253)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2020	99,108,000	$99,108	$2,154,521	$(3,568,185)	$(55,146)	$(917,489)	$(2,287,191)
Net (loss)	-	-	-	(1,637,227)	-	(486,520)	(2,123,747)
Issuance of common stock	1,000,000	1,000	19,000	-	-	-	20,000
Disposal of subsidiary	-	-	-	-	-	(62,098)	(62,098)
Foreign currency translation adjustment	-	-	-	-	(165,310)	(52,280)	(217,590)
Balance, April 30, 2021 (unaudited)	100,108,000	$100,108	$2,173,521	$(5,205,412)	$(220,456)	$(1,518,387)	$(4,670,626)

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss)	-	-	-	(1,786,445)	-	(506,697)	(2,293,142)
Disposal of noncontrolling interest	-	-	-	-	-	(15,583)	(15,583)
Contribution from noncontrolling interest	-	-	-	-	-	7,106	7,106
Foreign currency translation adjustment	-	-	-	-	(35,808)	(14,528)	(50,336)
Balance, April 30, 2020 (unaudited)	99,108,000	$99,108	$2,154,521	$(2,703,261)	$(42,200)	$(610,843)	$(1,102,675)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	April 30,
	2021	2020
		(Restated)
Cash flows from operating activities:
Net loss including noncontrolling interests	$(2,123,747)	$(2,293,142)
Adjustments to reconcile net loss including noncontrolling interests to net cash (used in) operating activities:
Depreciation and amortization	60,662	28,441
Disposal of subsidiary, excluding noncontrolling interest	(43,505)	-
Disposal of noncontrolling interest	(60,812)	(4,964)
Loss on disposal of property and equipment	755	6,640
Goodwill impairment	-	988,446
Changes in operating assets and liabilities:
Prepaid and Other current receivables	(75,917)	196,907
Inventories	(297,558)	-
Other assets	(45,456)	(35,251)
Related party receivables and payables	26,308	74,011
Other current payables	572,873	340,060
Operating lease assets and liabilities	74,147	81,335
Other liabilities	20,193	(1,868)
Net cash (used in) operating activities	(1,892,057)	(619,385)
Cash flows from investing activities:
Cash proceeds from acquisitions	27,738	-
Cash paid in acquisitions	(15,103)	-
Disposal of subsidiary	(30,116)	-
Purchases of property and equipment	(137,516)	(227,795)
Net cash (used in) investing activities	(154,997)	(227,795)
Cash flows from financing activities:
Contribution from noncontrolling interest	-	7,080
Proceeds from issuance of common stock	20,000	-
Proceeds of related party notes payable	125,000	-
Principal payments on finance lease	(21,900)	(19,824)
Advances from related parties	1,941,842	621,421
Net cash provided by financing activities	2,064,942	608,677

Effect of exchange rate changes on cash	7,935	(3,229)
Net change in Cash, cash equivalents and restricted cash	25,823	(241,732)
Cash, cash equivalents and restricted cash at beginning of period	65,277	298,724
Cash, cash equivalents and restricted cash at end of period	$91,100	$56,992

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$800
Non-cash investing and financing activities:
Payable to acquiree	$10,462	$-
Investment return through three-party settlement	$759,947	$-

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

Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”), and through Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China. Qiao Garden Int’l Travel was disposed on December 31, 2020, see note 4 Acquisitions, Joint Ventures and Deconsolidation.

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”), a 75.5% ownership subsidiary of HFSH on March 2019. On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”).

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government. The Company has been in loss position for years and zero amount of tax provisions, including GILTI. Deferred tax assets as of the reporting periods ended were fully reserved for valuation allowance as they are more likely than not to be realized.

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2018, applying the modified retrospective method to all contracts that were not completed as of August 1, 2018. The Company is building up its core business upon the completion of multiple acquisitions on March 2019 and impact of COVID-19 pandemic, limited operations occurred during the three months and nine months ended April 30, 2021 and 2020. The revenue during the three months and nine months ended April 30, 2021 and 2020, were mainly generated from HZLJ and HF Int’l Education and their subsidiaries.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation.. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company recorded unearned revenue, amount of $431,326 and $75,861 as of April 30, 2021 and July 31, 2020, respectively.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities. The standard may be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The Company is currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $5,205,412 as of April 30, 2021. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

NOTE 3. RESTATEMENTS

The Company has concluded that the Company’s previously reported unaudited consolidated statements of cash flows for the nine months ended April 30, 2020 incorrectly presented some funding support from related parties under operating activities, upon reflection and further analysis, which would be more accurate to be accounted for financing activities.

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

Other Acquisitions

In January and February 2019, HFSH entered agreements to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”) and 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). On December 31, 2020, HFSH withdraw from the two acquisition agreements. No penalty results from the withdrawn.

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), As of April 30, 2021, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on executing dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

On May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). The acquisition agreement has not yet taken effect as no consideration has been paid towards the acquisition. On June 12, 2020, the company withdraw from the acquisition by transferring the agreement to an individual with zero price.

Disposal of subsidiary

On December 31, 2020, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Intel Travel to an individual (the “Disposal”). The individual is a relative of the CEO, Qiao Garden Int’l Travel became a related party after deconsolidation. The operation results, assets and liabilities, and cash flows of Qiao Garden Int’l Travel were deconsolidated from the Company’s consolidated financial statements effective on December 31, 2020. The Disposal of Qiao Garden was consummated through a three-party settlement among HFSH, SH Qiaohong and Qiao Garden Intl Travel (the “Three-Party Settlement”): the original investment RMB 4.5 million plus RMB 0.5 million investment income were agreed to returned from Qiao Garden Intel Travel result of the Disposal and settled with a payable due to SH Qiaohong at SHHF, who was a debtor of Qiao Garden Intel Travel, see Note 13, Related Party Transactions.

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

	April 30, 2021 (unaudited)	April 30, 2020 (unaudited)
Cash and cash equivalents	$64,585	$28,567
Restricted cash, noncurrent	26,515	28,425
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$91,100	$56,992

NOTE 6. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable amounts of $274,623 and $173,819 as of April 30, 2021 and July 31, 2020, respectively, mainly consist of advances for purchase and decoration project, prepaid rent, employee operating advances and others.

NOTE 7. INVENTORYIES

Inventory mainly consists of books, the early childhood education materials. Inventory is stated at the lower of cost or net realizable value. As of April 30, 2021 and July 31, 2020, inventory balance was $323,194 and nil, respectively.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at April 30, 2021 and July 31, 2020:

	April 30,	July 31,
	2021 (unaudited)	2020
Leasehold improvements	$199,099	$181,378
Finance lease assets	290,158	269,304
Furniture and fixtures	272,817	202,241
Office equipment and vehicles	161,220	112,759
Construction in progress	66,915	19,326
	990,209	785,008
Less: accumulated depreciation and amortization	(403,726)	(317,127)
	$586,483	$467,881

Depreciation expense for the three months and nine months ended April 30, 2021 were $26,039 and $60,662, respectively. Depreciation expense for the three months and nine months ended April 30, 2020 were $3,935 and $12,511, respectively.

NOTE 9. OTHER ASSETS

Other assets consist of the following at April 30, 2021 and July 31, 2020:

	April 30, 2021 (unaudited)	July 31, 2020
Other miscellaneous assets	$34,606	$40,265
Rental deposits	343,008	288,970
Deferred cost of finance lease	-	-
	$377,614	$329,235

During 2019 HZLJ acquisition, the cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the remaining lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the remaining lease term. Amortization expenses of deferred cost of finance lease for the three months and nine months ended April 30, 2020 were $5,274 and $15,930, respectively. Given the impact of COVID-19 pandemic and the unfavorable operation results, management determined that the deferred cost of finance lease was fully impaired as of July 31, 2020 and $621,963 impairment cost was recorded for the year ended July 31, 2020.

NOTE 10. OTHER CURRENT PAYABLE

The following is a breakdown of the accounts and other payables as of April 30, 2021 and July 31, 2020:

	April 30, 2021 (unaudited)	July 31, 2020
Payable to acquirees	$151,028	$130,138
Unearned revenue	431,326	75,861
Rental payables	385,647	252,154
Accrued payroll	90,443	48,534
Payable to publisher	139,020	-
Other payables	142,125	110,432
	$1,339,589	$617,119

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

As of April 30, 2021, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from two years to six years, with various term extensions available. Our finance lease has remaining lease term of thirty-one years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

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

On September 1, 2020, Gelinke entered a five-year new lease agreement at the same location upon the completion of the acquisition. Approximately $1.2 million ROU and lease liability, respectively, were recognized with the new lease at lease commencement date.

HZHF terminated its original office lease on January 6, 2021. Approximately $287,000 ROU and $258,000 lease liability associated with the original lease agreement were eliminated. On January 9, 2021, HFHZ entered into a two-year new lease with smaller space at the same location. Approximately $49,000 ROU and lease liability, respectively, were recognized with the new lease at lease commencement date.

The finance lease was obtained through HZLJ acquisition on March 22, 2019. On October 1, 2010, HZLJ took over the lease of the land and hotel building for 41 years. Finance lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease-related assets and liabilities on April 30, 2021 and July 31, 2020 were as follows:

	April 30,	July 31,
	2021 (unaudited)	2020
Assets
Finance lease right-of-use assets, cost	$290,158	$269,304
Less: accumulated amortization	(74,899)	(64,589)
Finance lease right-of-use assets, net	215,259	204,715
ROU assets-Operating lease	5,146,679	4,499,693
Total Lease ROU assets	$5,361,938	$4,704,408
Liabilities
Current Operating Lease liabilities	$1,051,972	$739,352
Operating lease liabilities, noncurrent	4,338,532	3,916,259
Finance lease liabilities, noncurrent	361,125	336,791
Total Lease liabilities	$5,751,629	$4,992,402

The components of lease cost for the three months and nine months ended April 30, 2021 and 2020 were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Operating lease cost	$356,715	$268,727	$1,047,066	$731,886
Finance leases:
Amortization of ROU assets	1,744	1,582	5,308	4,884
Interest on finance lease liabilities	6,785	6,065	20,652	18,733
Finance lease cost	8,529	7,647	25,960	23,617
Total lease cost	$365,244	$276,374	$1,073,026	$755,503

Supplemental cash flow information for leases for the nine months ended April 30, 2021 and 2020 was as follows:

	Nine months ended April 30,
	2021 (unaudited)	2020 (unaudited)
Operating cash flows paid for operating leases	$773,347	$357,617
Financing cash flows paid for finance leases	21,900	19,824

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at April 30, 2021 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.3	30.3
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at April 30, 2021:

	Operating Leases	Finance Leases
2021 (excluding the nine-month ended April 30, 2020)	$330,710	$-
2022	1,513,819	23,170
2023	1,465,987	23,942
2024	1,532,968	24,715
2025	1,446,236	25,487
2026 and thereafter	116,245	980,089
Total lease payments	$6,405,965	$1,077,403
Less interest	(1,015,461)	(716,278)
Present value of future lease payments	$5,390,504	$361,125
Including: current lease liabilities	1,051,972	-
noncurrent lease liabilities	4,338,532	361,125

NOTE 13. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of April 30, 2021 and July 31, 2020, amount of $0 and $703,776, respectively, is due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of Longjing. The balance was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. The balance was settled through a Three-way settlement agreement on December 31, 2020, see following “Three-Party Settlement Agreement” paragraph for detail. For the three months and nine months ended April 30, 2021, $0 and $18,535 of interest income were recognized, respectively. For the three months and nine months ended April 30, 2020, $9,175 and $28,128 of interest income were recognized, respectively.

The remaining related party receivable of $30,277 and $49,300 as of April 30, 2021 and July 31, 2020, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables

As of April 30, 2021 and July 31, 2020, amounts of $610,345 and $674,830, are payable to SH Qiaohong, respectively. Majority of the balance at July 31, 2020 was assumed through HFSH acquisition, under its 90 percent owned entity, Qiao Garden Intl Travel. This payable balance does not bear interest and due on demand. This balance was settled through a Three-way settlement agreement on December 31, 2020, see following “Three-Party Settlement Agreement” paragraph for detail. HFSH obtained approximately $597,000 and $0 funding support from SH Qiaohong for operation, during the nine months ended April 30, 2021 and 2020, respectively. The funding support bears no interest and due on demand.

As of April 30, 2021 and July 31, 2020, amount of $617,866 and $594,965, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $2,466,720 and $1,012,650 as of April 30, 2021 and July 31, 2020, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

From September 2020 to April 2021, the Company borrowed several notes in a total amount of $125,000, in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $1,205 and $2,131 of interest expense were recorded during the three months and nine months ended April 30, 2021, respectively. The unpaid principal and interest will be due on demand.

As of April 30, 2021 and July 31, 2020, the Company has $649,677 and $592,106, respectively, short-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021, bearing approximately 2.5 percent of annual interest. On April 30, 2021, both parties entered a second long-term agreement to extend another two years, with expiration date on April 30, 2023, bearing approximately 4 percent of annual interest. $3,803 and $ 11,461 of interest expense were recognized during the three months and nine months ended April 30, 2021, respectively. $3,517 and $10,784 of interest expense were recognized during the three and nine months ended April 30, 2020, respectively. The unpaid principal and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of April 30, 2021 and July 30, 2020, the estimated fair value of long term loan payable was approximately $648,244 and $591,521, respectively.

The remaining related party payable of $9,268 and $92,100 as of April 30, 2021 and July 31, 2020, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Three-Party Settlement Agreement

On December 31, 2020, a Three-Party Settlement agreement among HFSH, SH Qiaohong and Qiao Garden Intl Travel was entered. Pursuant to the agreement, around $721,000 (RMB$5,031,699) payable due to SH Qiaohong under HFSH was settled with the receivable due from the same related party under Qiao Garden Intel Travel through withdrawal of 90% ownership of Qiao Garden Intl Travel HFSH owned. Total RMB5.0 million including the original investment RMB 4.5 million was withdrawn from Qiao Garden Intel Travel, and $104,317 (RMB697,000) gain on disposal was recognized at disposal date.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principal and interest will be due on the maturity dates. As of April 30, 2021, no balance was withdrawn from the two line of credits by HF Int’l Education.

NOTE 14. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of April 30, 2021 and 2020:

Name of Entity	% of Non-Controlling Interests		July 31, 2020	Net loss	Disposal of subsidiary	Foreign currency translation adjustment	April 30, 2021 (unaudited)
HZLJ	40.0%		$(889,068)	$(31,741)	$-	$(32,835)	$(953,644)
HF Int’l Education	24.5	% *	(88,692)	(456,606)	-	(19,445)	(564,743)
Qiao Garden Intl Travel	10.0%		60,271	1,827	(62,098)	-	-
Total			$(917,489)	$(486,520)	$(62,098)	$(52,280)	$(1,518,387)

*90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is held by Mr. Song, CEO of the Company on behalf of an unrelated individual. However, HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ, thus, SHHZJ is not considered a VIE of HF Int’l Education.

Name of Entity	% of Non-Controlling Interests	July 31, 2019	Net loss	Disposal of Noncontrolling interest	Investment from Noncontrolling Interest	Foreign currency translation adjustment	April 30, 2020 (unaudited)
HZLJ	40.0%	$(250,794)	$(234,594)	$-	$-	$(11,826)	$(497,214)
HF Int’l Education	41.5%	104,923	(265,492)	(15,583)	7,106	(4,118)	(173,164)
Qiao Garden Intl Travel	10.0%	64,730	(6,611)	-	-	1,416	59,535
Total		$(81,141)	$(506,697)	$(15,583)	$7,106	$(14,528)	$(610,843)

NOTE 15. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 12 Leases.

On June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease some office spaces. On April 13, 2020, HFSH and HF Int’l Education received Notices of Lease Termination from the Tenant for late payments. HFSH and HF Int’l Education then filed a civil case against the Sublessor for over-charged rent fees because of fictitious office size and requested refund in the total amount approximately $481,000 (RMB3.3 million) till July 10, 2020. The Sublessor was further in default under the lease agreements due to its lease agreement with the landlord of the office properties (the “Landlord”) was terminated on June 1, 2020 by the Landlord. The initial hearing was held on May 13, 2021, at Hongkou District Court in Shanghai. The district court expects a ruling in the next few weeks.

The Company accrued the full amount of rent expense for the period ended May 31, 2020 and the accrued rental payable was $158,471 and $147,082 associated with this Tenant under the two lease agreements as of April 30, 2021 and July 31, 2020, respectively. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces in a five-year term.

NOTE 16. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of April 30, 2021 and revenue generated during the nine months ended April 30, 2021, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$86,705	$233,499	$-	$320,204
Operating loss	(225,567)	(1,864,038)	(123,914)	(2,213,519)
Loss before tax	(132,291)	(1,863,698)	(126,958)	(2,122,947)
Net Loss Attributable to Hartford Great Health Corp	(102,377)	(1,407,092)	(127,758)	(1,637,227)
Total assets (excluding Intercompany balances)	382,491	6,462,391	56,717	6,901,599

Segment information on assets as of April 30, 2020 and revenue generated during the nine months ended April 30, 2020, as follows:

			Corporate and
	Hospitality	Education	unallocated	Total
Revenue	$54,736	$11,483	$—	$66,219
Operating loss	(1,606,339)	(559,073)	(138,653)	(2,304,065)
Operating loss before tax	(2,108,568)	(58,815)	(124,959)	(2,292,342)
Net Loss Attributable to Hartford Great Health Corp	(1,305,463)	(355,222)	(125,760)	(1,786,445)
Total assets (excluding Intercompany balances)	1,668,556	3,259,431	1,014,985	5,942,972

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the nine-month periods ending April 30, 2021. It also analyzes our financial condition at April 30, 2021 and compares it to our financial condition at July 31, 2020. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2020, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2021, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of April 30, 2021, the company has issued a total of 100,108,000 shares of common stock. On December 11th, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

Results of Operations – Three months ended April 30, 2021 Compared to Three months ended April 30, 2020.

Revenue and Cost of revenue: We recognized $137,892 and $10,310 revenue in the three months ended April 30, 2021 and 2020, respectively. Cost of revenue increased to $99,998 for the three months ended April 30, 2021, compared to $4,329 during the comparable period of 2020. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses increased to $624,852 for the three months ended April 30, 2021, compared to $420,605 during the comparable period of 2020. During the three months ended April 30, 2021, the increase of $204,247 was resulted from the increase of the selling, general and administrative expenses by $187,417, and the increase of depreciation and amortization expenses by $16,830. The increase of selling, general and administrative expenses was mainly resulted from the expenses incurred in the new operating subsidiaries in China for childcare education business development, including lease cost.

Other Income (Expense): Other expense, net increased to $ (11,491) for the three months ended April 30, 2021, compared to $3,988 of income for the corresponding period of 2020. The increase of other expense, net was mainly resulted from the interest expense of related party loans offset with the interest income from the related party receivable from SH Qiaohong, which was settled through three-way settlement agreement on December 30, 2020, see note 13, Related Party Transactions.

Net Loss Attributable to Noncontrolling Interest: For the three months ended April 30, 2021, we recorded a net loss attributable to noncontrolling interest of $130,040 compared to $108,680 for the corresponding period of 2020. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $468,409 or $(0.00) per share for the three months ended April 30, 2021, compared to a net loss of $301,956 or $(0.00) per share for the three months ended April 30, 2020, an increase in loss of $166,453 due to the factors discussed above.

Results of Operations – The Nine months Ended April 30, 2021 Compared to Nine months Ended April 30, 2020.

Revenue: We recognized $320,204 and $66,219 revenue in the nine months ended April 30, 2021 and 2020, respectively. Cost of revenue increased to $219,276 for the nine months ended April 30, 2021, compared to $43,366 during the comparable period of 2020. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Expenses: Operating expenses decreased to $2,314,447 for the nine months ended April 30, 2021, compared to $2,326,918 during the comparable period of 2020. During the nine months ended April 30, 2021, the decrease of $12,471 was resulted from the decrease of Goodwill impairment by $991,803, offset by the increase of the selling, general and administrative expenses by $947,111 and the increase of depreciation and amortization expenses by $32,221. The increase of selling, general and administrative expenses was mainly resulted from the expenses incurred in the new operating subsidiaries in China for childcare education business development, including lease cost. The company’s major business plans were halted as a result of COVID-10 pandemic. Management determined that the goodwill generated from acquisition was fully impaired as of January 31, 2020.

Other Income (Expense): Other income, net increased to $90,572 for the nine months ended April 30, 2021, compared to $11,723 of income for the corresponding period of 2020. Other income for the nine months ended April 30, 2021 was mainly resulted from the gain on disposal of subsidiary, see note 4 Acquisitions, Joint Ventures and Deconsolidation.

Net Loss Attributable to Noncontrolling Interest: For the nine months ended April 30, 2021, we recorded a net loss attributable to noncontrolling interest of $486,520 compared to $506,697 for the corresponding period of 2020. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,637,227 or $(0.02) per share for the nine months ended April 30, 2021, compared to a net loss of $1,786,445 or $(0.02) per share for the nine months ended April 30, 2020, a decrease in losses of $149,218 due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2021, we had a working capital deficit of $5,530,212 comprised of current assets of $692,679 and current liabilities of $6,222,891. This represents an increase of $2,170,589 in the working capital deficit from the July 31, 2020 amount of $3,359,623.

During the nine months ended April 30, 2021, our working capital deficit increased primarily because the additional advances from related parties for business operating and the increase of rental payables.

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

Cash Flows – Nine months ended April 30, 2021 Compared to Nine months ended April 30, 2020 (As restated)

Operating Activities

During the nine months ended April 30, 2021, $1,892,057 used in operating activities as compared to $619,385 used in the operations during the nine months ended April 30, 2020. During the nine months ended April 30, 2021, we recorded loss including noncontrolling interests of $2,123,747, incurred non-cash depreciation of $60,662, gain on disposal of subsidiary of $43,505, gain on disposal of noncontrolling interest of $60,812, prepaid and other current receivables increased by $75,917, inventory increased by $297,558, other assets increased by $45,456, other current payable increased by $572,873 , related party payables net with receivables increased by $26,308, other liabilities increased by $20,193 and operating lease liabilities net with operating lease assets increased by $74,147 as a result from the adoption of new lease guidance ASU No. 2016-02.

During the nine months ended April 30, 2020, we recorded losses including noncontrolling interests of $2,293,142, incurred non-cash depreciation of $28,441, Loss on disposal of property and equipment of $6,640, disposal of noncontrolling interest of $4,964, goodwill impairment loss of $988,446, prepaid and other current receivables decreased by $196,907, other assets increased by $35,251, other current payable increased by $340,060, related party payables net with receivables increased by $74,011, and operating lease liabilities net with operating lease assets increased by $81,335 as a result from the adoption of new lease guidance ASU No. 2016-02.

Investing activities

Cash used in investing activities was $154,997 for the nine months ended April 30, 2021 as compared to $227,795 used for the corresponding period in 2020. During nine months ended April 30, 2021, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,635, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Intel Travel with cash net outflow of $30,116 , see note 4 Acquisitions, Joint Ventures and Deconsolidation., and Property and equipment purchases of $137,516.

During the nine months ended April 30, 2020, $227,795 of property and equipments have been purchased by HF Int’l Education’s subsidiaries to provide childcare education services.

Financing activities

Cash provided by financing activities was $2,064,942 for the nine months ended April 30, 2021 as compared to $ 608,677 cash provided by financing activities for the nine months ended April 30, 2020. The cash flows provided by financing activities for the nine months ended April 30, 2021 was primarily attributable to $1,941,842 funding support from related parties, $125,000 notes payable from one related party, $20,000 proceeds from stock issuance, offset by $21,900 finance lease principal payment.

The cash flows provided by financing activities for the nine months ended April 30, 2020 was primarily attributable to $621,421 funding support from related parties, $7,080 contribution received from noncontrolling interest shareholder to the joint venture entity HF Int’l Education, offset by $19,824 finance lease principal payment.

Future Capital Expenditures

On January 2019, HFSH entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). As of April 30, 2021, the agreement has not yet taken effective as no consideration has been paid toward those acquisitions. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on execute dates. There was no penalty levied or to be levied due to delayed execution or inexecution of this agreement.

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2021, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2021, we have no other material contractual commitments except the office building and property leases which are included Note 12 Leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2021, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the nine months period ended April 30, 2021, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2020, HFSH and HF International Education received Notices of Lease Termination from the sub-lessor. HFSH and HF International Education then filed a civil case against the sub-lessor for return the over-charged rent expense because of fictitious office size, approximately $483,000 (RMB3.3 million). The sublease agreement was terminated on June 1, 2020. HF International Education entered a new lease agreement with the original landlord on June 1, 2020. The first hearing was held on May 13, 2021 at Hongkou District Court in Shanghai. The district court expects a ruling in the next few weeks.

We were not subject to any other legal proceedings during the nine months ended April 30, 2021 and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: June 14, 2021	By:	/s/ LIANYUE SONG
Lianyue Song
Chief Executive Officer

