Form 10-K
period 2021-07-31
Hartford Great Health Corp.
filed 2021-10-29
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

January 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $6,653,600.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of October 29, 2021.

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

PART I

ITEM 1. BUSINESS.

General

Hartford Great Health Corp. (“the Company”, “Hartford” “we”, “us” or our”) was incorporated in the State of Nevada on April 2, 2008 (“Inception) under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 20, 2018, and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

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

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”), a 75.5% ownership subsidiary of HFSH in March 2019. On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”).

In March 2021, HF Int’l Education entered agreements with a third party, Hartford Health Management (Shanghai), Co. Ltd. (“HFHM”). HFHM purchased seven education & intellectual property copy rights and ten “HaiDeFuDe” registered trademarks from HF Int’l Education for a total amount of RMB1.2M and RMB1.0M, respectively. As a part of the purchase agreement, HFHM will be paid the 90% of gross tuition income from the three childcare centers. During the board meeting, SH Jingyu and another noncontrolling shareholders also sold a total of 14.5% equity at zero value to HFSH. As a result, HFSH holds 90% of HF Int’l Education and a total of 10% equity is held by two other noncontrolling shareholders.

The following business plan is based on research and discussions between the board and third party suppliers and experts. Only preliminary activities relating to the following objectives have been undertaken and therefore, there is no assurance that any of the proposed activities set forth below will be started by the Company or if started will be successful.

Strategy

The initial plan focuses on the development of the Sino-U.S. health industry in the following four areas:

A. International Anti-Aging Membership Program,

B. Artificial Intelligence and Medical Equipment Sales,

C. Mobile Lifestyle Health & Wellness Management Platform,

D. Integrated Health Management of Metabolic Diseases.

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

Near the end of 2019, the Company has found another opportunity to expand its market reach in the Chinese childhood education industry. The Company plans to formulate a proprietary early childhood education center management model beginning with the opening of several early childhood education centers in the greater Shanghai area with the goal of demonstrating the management model in action in order to attract interest from potential franchisees. Currently, there are three early child education and development center in operation despite the economic slowdown during the pandemic. The recent “Three-child policy” announced on May 1, 2021, by Chinese government further increases the market opportunities in early childhood education industry. On July 24, 2021, the Chinese government announced a “Double-Reduction” education policy to be taken effective on August 31, 2021. This new education policy has since impacted the Company’s early childhood education business. In the short future, the Company is optimistic on the increasing demand for childcare and childhood education; therefore, the Company will remain focus mainly on childcare and childhood educational development industry.

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

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in sourcing properties with good development potential and affordable price. We are committed to work and communicate with our investors and sales consultants to identify their goals and needs which will make it easier to continually provide them with the best products and services.

Employees

As of October 29, 2021, we have 65 employees.

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

Each newly acquired or formed entity maintains its own leased office building and property. We lease spaces in Shanghai and Hangzhou, China under leases that expire at various times between 2023 and 2051 with various term extensions available.

We lease all of our facilities and do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

On April 13, 2020, HFSH and HF Int’l Education received Notices of Lease Termination from the sub-lessor. HFSH and HF International Education then filed a civil case against the sub-lessor for return the over-charged rent expense because of fictitious office size, approximately $483,000 (RMB3.3 million). The sublease agreement was terminated on June 1, 2020. HF International Education entered a new lease agreement with the original landlord on June 1, 2020. On July 7, 2021, the district court announced the ruling and awarded HFSH a total amount of RMB870,336 to be returned by the sub-lessor, Shanghai Longjin Management and awarded HF International Education a total amount of RMB268,450 to be returned by the same sub-lessor. However, the rental deposits in the amount of RMB313,286 paid to the sub-lessor are non-refundable. No further appeal on these rental dispute cases will be granted. These final ruling proceedings are pending execution by the district court.

We were not subject to any other legal proceedings during the twelve months ended July 31, 2021, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

On October 29, 2021, the closing price of our common stock reported on the OTC Markets was $0.16 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Fiscal 2020	Low	High
First Quarter	$1	$1.45
Second Quarter	$0.2	$1.25
Third Quarter	$0.12	$0.2
Fourth Quarter	$0.13	$0.35

Fiscal 2021	Low	High
First Quarter	$0.16	$0.95

Holders

As of October 29, 2021, a total of 100,108,000 shares of our common stock were outstanding and there were approximately 51 holders of record.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission (“SEC”) regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to affect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed EQ by Equiniti, as the transfer agent for our common stock. The principal office of EQ is located at 1110 Centre Pointe Curve #101, Mendota Heights, MN 55120 and its telephone number is (612) 209-9006.

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

On July 3, 2020, the Company signed a subscription agreement to one of the existing investors selling 1,000,000 shares of common stock (the “Shares”) priced at $0.02 per share. The shares were issued on November 24, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2021, and the results of operations for the years ended July 31, 2021, and 2020. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008, under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018, and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2021 and 2020, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of July 31, 2021, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

The subsidiary of HFUS in Shanghai (HFSH) advances operating funds from two related party entities, SH Qiao Hong and SH Oversea Chinese Culture Media Ltd. The main purpose of the funding is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). Upon signing of supplemental agreement, HFUS currently holds 75.5% ownership of HF Int’l Education and maintains control over HF Int’l Education. On July 24, 2019, HF Int’l Education established a 100% owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”). On October 28, 2019, PDHJ had its childhood education center opened. On March 23, 2020, HF Int’l Education established Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”) and was approved the business license to conduct childcare operations in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). During the board meeting, SH Jingyu and another noncontrolling shareholders also sold a total of 14.5% equity at zero value to HFSH. As a result, HFSH holds 90% of HF Int’l Education and a total of 10% equity is held by two individual noncontrolling shareholders.

HF Int’l Education has developed an enhanced model of childcare franchise management program and registered a new brand name, “HaiDeFuDe”. HF Int’l Education has recruited a team of knowledgeable childcare teachers to develop series of independent textbooks designed to targeted age of young children and register for the copyrights for these textbooks in September of 2020. Since then, HF Int’l Education has begun marketing and promoting the enhanced model of franchise operation and management packaged program, under “HaiDeFuDe” brand, to an initial of 50 franchisees throughout different regions of China. To achieve that, HF Int’l Education has incorporated existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model is expected to attract other childcare education centers to join the “HaiDeFuDe” brand, and HF Int’l Education expects to generate revenue from franchise and management fees.

Due to continued market uncertainties during the pandemic, the board of HFSH adopted a new management approach to ease cash flow and reduce operation loss. In March 2021, HF Int’l Education entered agreements with a third party, Hartford Health Management (Shanghai), Co. Ltd. (“HFHM”). HFHM purchased seven education & intellectual property copy rights and ten “HaiDeFuDe” registered trademarks from HF Int’l Education for a total amount of RMB1.2M and RMB1.0M, respectively. In June 2021, HF Int’l Education and its three subsidiaries entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four sets of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 90% of its tuition revenue generated to HFHM as license usage fee.

After further ease of restrictions from the pandemic, the Company will re-run special franchise promotion. There will be a great reduction in franchise fees for the first twenty childcare center that join “HaiDeFuDe” brand. In doing so, the Company expect to generate a revised revenue of RMB16,000,000 from 50 franchisees by the end of 2022.

Liquidity and Capital Resources

As of July 31, 2021, we had negative working capital of $6,927,145 comprised of current assets of $990,088 and current liabilities of $7,917,233. This represents a decrease of $3,567,522 in the working capital balance from the July 31, 2020 negative amount of $3,359,623. During the year-ended July 31, 2021, our working capital deficit increased primarily because we recognized $2,508,959 current operating lease liabilities by adopting ASU No. 2016-02, and additional advances from related parties for business operating.

We believe that our funding requirements for the next twelve months will be in excess of $1,600,000. We are currently seeking for further funding through related parties’ loan and finance.

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

Cash Flows – Year Ended July 31, 2021 Compared to Year Ended July 31, 2020

Operating Activities

During the year ended July 31, 2021, $2,381,575 used in operating activities compared to $1,400,028 used in the operations during the year ended July 31, 2020.

During the year ended July 31, 2021, we recorded losses including noncontrolling interests of $2,842,339, incurred non-cash depreciation of $85,103, Loss absorbed from subsidiary restructure $403,131, gain on disposal of subsidiary of $104,317, including noncontrolling interest, goodwill impairment loss of $70,514, prepaid and other current receivables increased by $87,977, inventory increased by $299,588, other assets decreased by $10,435, contract liabilities increased by $373,413, other current payable increased by $312,902, related party payables net with receivables decreased by $185,693, other liabilities increased by $27,108 and operating lease liabilities net with operating lease assets increased by $17,779 as a result from the adoption of new lease guidance ASU No. 2016-02.

During the year ended July 31, 2020, we recorded losses including noncontrolling interests of $3,655,069, incurred non-cash depreciation of $69,941, Loss on disposal of property and equipment of $6,659, impairment loss of $1,628,306 (see note 10 Other assets and note 11 Goodwill ), prepaid and other current receivables decreased by $10,041, other assets increased by $145,728, contract liabilities increased by $74,978, other current payables increased by $112,365, and related party payables, net increased by $66,954, operating lease assets and liabilities increased by $406,572 as a result from the adoption of new lease guidance ASU No. 2016-02.

Investing activities

Cash used in investing activities was $185,682 for the year ended July 31, 2021 as compared to $52,270 cash provided by investing activities for the corresponding period in 2020.

During the year ended July 31, 2021, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $ 12,721, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Int’l Travel with cash net outflow of $30,116, and Property and equipment purchases of $168,287.

During the year ended July 31, 2020, $323,078 loan receivable and interest have been paid back from third party borrowers. HF Int’l Education’s subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”) was opened to provide childcare education services. Property and equipment, amount of $270,808, have been added to this new entity.

Financing activities

Cash provided by financing activities was $2,549,984 for the year ended July 31, 2021 as compared to $1,117,796 for the year ended July 31, 2020. The cash flows provided by financing activities for the year ended July 31, 2021 was primarily attributable to $2,407,033 funding support from related parties, $145,000 notes payable from one related party, $20,000 proceeds from stock issuance, offset by $22,049 finance lease principal payment.

The cash flows provided by financing activities for the year ended July 31, 2020 was primarily attributable to $953,236 funding support from related party-Shanghai Oversea Chinese Culture Media Ltd., $184,438 contribution received from noncontrolling interest shareholders to the joint venture entity - HF Int’l, offset by $19,878 finance lease principal payment.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of July 31, 2021, we had an accumulated deficit of $5,821,519 compared to $3,568,185 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

We expect our expenses might increase during the foreseeable future as a result of increased operational expenses and the development of our business. As our Chinese subsidiaries start operations and marketing plans, the three childcare education centers have begun to generate limited revenues during the pandemic. However, the generated revenue is not expected to be sufficient to cover our marketing needs until the end of 2022 due to the uncertainties affected by the pandemic. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate.

Future Capital Expenditures

On January 2019, HFSH entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). As of July 31, 2021, the agreement has not yet taken effective as no consideration has been paid toward those acquisitions. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on execute dates. There was no penalty levied or to be levied due to delayed execution or inexecution of this agreement.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2021, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2021, we have no other material contractual commitments except the office building and property leases which are included Note 13 Leases. (see note 16. Commitments and contingencies)

Results of Operations- Year Ended July 31, 2021 Compared to Year Ended July 31, 2020

Revenue and Cost of revenue: We recognized $553,459 and $98,307 revenue in the year ended July 31, 2021 and 2020, respectively. Cost of revenue increased to $308,413 for the year ended July 31, 2021, compared to $86,243 during the comparable period of 2020. The revenue during both years was mainly generated from two industry segments: hospitality housing in HZLJ and childhood education care services in HF Int’l Education.

Operating Expenses: Operating expenses decreased to $3,261,411 for the year ended July 31, 2021, compared to $3,511,021 during the comparable period of 2020. During the year ended July 31, 2021, the decrease of $249,610 was resulted from the decrease of impairment loss by $1,557,792, offset by the increase of the selling, general and administrative expenses by $1,293,020 and the increase of depreciation and amortization expenses by $15,162. The increase of selling, general and administrative expenses was mainly resulted from the expenses incurred in the new operating subsidiaries in China for childcare education business development, including lease cost. The company’s major business plans were halted during COVID-19 pandemic. Management determined that $1,006,343 goodwill and $621,963 deferred cost of finance lease which were generated from acquisitions were fully impaired as of July 31, 2020. Management further determined that $70,514 goodwill generated from Gelinke acquisition was fully impaired as of July 31, 2021.

Other Income (Expense): Other income, net increased to $174,826 for the year ended July 31, 2021, compared to $155,312 of other expense for the corresponding period of 2020. Other income for the year ended July 31, 2021 was mainly resulted from $108,366 lease payable write-off as a result of the legal settlement (see note 16. Commitments and contingencies), $104,317 gain on disposal of subsidiary, $334,537 income realized from the trademark and copy rights transfer to a related party, offset by $403,131 loss from HF Int’l Education’s ownership restructure in 2021 (see note 4 Acquisitions, Joint Ventures and Deconsolidation). Other expense for the year ended July 31, 2020, was mainly resulted from $141,984 donation made to Shanghai JiaoTong University Oversea Early Childcare Organization.

Net Loss Attributable to Noncontrolling Interest: For the year ended July 31, 2021, we recorded a net loss attributable to Noncontrolling interest of $589,005 compared to $1,003,700 for the corresponding period of 2020. The decrease was mainly resulted from HF Int’l Education’s ownership restructure, noncontrolling interest has been reduced from 24.5% to 10% in 2021. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $2,253,334 or $ (0.02) per share for the year ended July 31, 2021, compared to a net loss of $2,651,369 or $ (0.03) per share for the year ended July 31, 2020, a decrease in losses of $398,035 due to the factors discussed above.

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

Comprehensive Income (loss): For the year ended July 31, 2021 and 2020, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related party receivable, prepaid and other current receivable, accounts payable, related party payable and other current payable. The carrying amounts of afore-mentioned accounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2021 and 2020, respectively, none of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Receivables: The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of July 31, 2021 and 2020, all balances are collectable based on management’s assessment.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value. The Company’s goodwill was mainly generated from the acquisitions during the year ended July 31, 2019. We currently have two reporting units - Hospitality and Early Childhood Education. Given the impact of COVID-19 pandemic and the unfavorable operation results, an interim goodwill impairment assessment was performed as of January 31, 2020. Based on the assessment result, management determined that the goodwill generated from 2019 acquisitions was fully impaired as of January 31, 2020. The goodwill balance as of July 31, 2021 was generated from Gelinke acquisition in 2021.

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

Advertising costs: Advertising costs are expensed as incurred. During the year ended July 31, 2021 and 2020, amount of $ 65,406 and $12,582 advertising expenses were incurred, respectively.

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

Revenue Recognition: The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2019, applying the modified retrospective method to all contracts that were not completed as of August 1, 2019. The Company is building up its core business upon the completion of multiple acquisitions in March 2019 and impact of COVID-19 pandemic, limited operations occurred during the years ended July 31, 2021and 2020. The revenue during the year ended July 31, 2021 and 2020 was mainly generated from HZLJ and HF Int’l Education.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms.

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the year ended July 31, 2021 and 2020, $435,150 and $29,582, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the year ended July 31, 2021 or 2020.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Hartford Great Health Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hartford Great Health Corp. and subsidiaries (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Simon & Edward, LLP

City of Industry, California

October 29, 2021

We have served as the Company’s auditor since 2019.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	July 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$27,612	$36,604
Restricted cash	26,566	-
Prepaid and Other current receivables	286,232	173,819
Related party receivable	325,864	753,076
Inventory	323,814	-
Total Current Assets	990,088	963,499
Non-current Assets
Restricted cash, noncurrent	-	28,673
Property and equipment, net	593,517	467,881
ROU assets-operating lease	3,837,186	4,499,693
Other assets	321,807	329,235
Total Non-current Assets	4,752,510	5,325,482
TOTAL ASSETS	$5,742,598	$6,288,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,391,325	$2,966,651
Contract liabilities	545,346	75,861
Current operating Lease liabilities	2,508,959	991,506
Other current payable	471,603	289,104
Total Current Liabilities	7,917,233	4,323,122
Long-term loan from related party	657,572	-
Lease liabilities, noncurrent	2,154,243	4,253,050
TOTAL LIABILITIES	10,729,048	8,576,172
Commitments and contingencies (Note 16)	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 and 99,108,000 shares outstanding as of July 31, 2021 and 2020, respectively	100,108	99,108
Additional paid-in capital	2,173,521	2,154,521
Accumulated deficit	(5,821,519)	(3,568,185)
Accumulated other comprehensive loss	(233,487)	(55,146)
Noncontrolling interest	(1,205,073)	(917,489)
Total Stockholders’ Deficit	(4,986,450)	(2,287,191)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,742,598	$6,288,981

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	July 31,
	2021	2020
Tuition revenue	$435,150	$29,583
Service revenue	118,309	68,724
Total revenue	553,459	98,307
Cost of tuition revenue	269,984	26,283
Cost of service revenue	38,429	59,960
Total Cost of revenues	308,413	86,243
Gross Profit	245,046	12,064
Operating expenses
Depreciation and amortization	85,103	69,941
Selling, general and administrative	3,105,794	1,812,774
Goodwill impairment	70,514	1,628,306
Total Operating Expenses	3,261,411	3,511,021
Operating Loss	(3,016,365)	(3,498,957)
Other Income (Expense)
Interest (expense) income, net	(30,886)	13,119
Gain on disposal of subsidiary	104,317	-
Other income (expense), net	101,395	(168,431)
Other income (expense), net	174,826	(155,312)
Loss before income taxes	(2,841,539)	(3,654,269)
Income Tax Expense	800	800
Net Loss	(2,842,339)	(3,655,069)
Less: net loss attributable to noncontrolling Interest	(589,005)	(1,003,700)
Net Loss Attributable to Hartford Great Health Corp	$(2,253,334)	$(2,651,369)

Net loss per common share:
Basic and Diluted	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	99,790,192	99,108,000

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended
	July 31,
	2021	2020
Net Loss	$(2,253,334)	$(2,651,369)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(217,953)	(67,633)
Total other comprehensive loss	(217,953)	(67,633)
Less： total other comprehensive loss attributable to noncontrolling interest	(39,612)	(18,879)
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(178,341)	(48,754)
Total Comprehensive Loss	$(2,431,675)	$(2,700,123)

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended July 31, 2021 and 2020

	Common Stock		Additional Paid - in	Accumulated	Comprehensive	Accumulated Other Noncontrolling	Total Stockholders Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2019	99,108,000	$99,108	$2,154,521	$(916,816)	$(6,392)	$(81,141)	$1,249,280
Net (loss)	-	-	-	(2,651,369)	-	(1,003,700)	(3,655,069)
Contribution from noncontrolling interest	-	-	-	-	-	186,231	186,231
Foreign currency translation adjustment	-	-	-	-	(48,754)	(18,879)	(67,633)
Balance, July 31, 2020	99,108,000	99,108	2,154,521	(3,568,185)	(55,146)	(917,489)	(2,287,191)
Net (loss)	-	-	-	(2,253,334)	-	(589,005)	2,842,339)
Issuance of common stock	1,000,000	1,000	19,000	-	-	-	20,000
Restructure of subsidiary	-	-	-	-	-	403,131	403,131
Disposal of subsidiary	-	-	-	-	-	(62,098)	(62,098)
Foreign currency translation adjustment	-	-	-	-	(178,341)	(39,612)	(217,953)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2021	2020
		(Restated)
Cash flows from operating activities:
Net loss including noncontrolling interests	$(2,842,339)	$(3,655,069)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	85,103	69,941
Disposal of subsidiary, including noncontrolling interest	(104,317)	-
Debts forgiveness per court ruling	(162,806)	-
Loss absorbed from restructure of subsidiary	403,131	-
Loss on disposal of property and equipment	760	6,659
Impairment loss	70,514	1,628,306
Changes in operating assets and liabilities:
Prepaid and Other current receivables	(87,978)	10,041
Inventory	(299,588)	-
Other assets	10,435	(145,728)
Related party receivables and payables	(185,693)	66,954
Contract liabilities	373,413	74,978
Other current payable	312,902	112,365
Operating lease assets and liabilities	17,779	406,572
Other liabilities	27,108	24,953
Net cash (used in) operating activities	(2,381,575)	(1,400,028)
Cash flows from investing activities:
Cash proceeds from Acquisitions	27,927	-
Cash used in Acquisitions	(15,206)	-
Disposal of subsidiary	(30,116)	-
Repayment of Loan receivable	-	323,078
Purchases of property and equipment	(168,287)	(270,808)
Net cash (used in) provided by investing activities	(185,682)	52,270
Cash flows from financing activities:
Contribution from noncontrolling interest	-	184,438
Proceeds from issuance of common stock	20,000	-
Proceeds of related party notes payable	145,000	-
Principal payments on finance lease	(22,049)	(19,878)
Advances from related parties	2,407,033	953,236
Net cash provided by financing activities	2,549,984	1,117,796
Effect of exchange rate changes on cash	6,174	(3,485)
Net change in Cash, cash equivalents and restricted cash	(11,099)	(233,447)
Cash, cash equivalents and restricted cash at beginning of period	65,277	298,724
Cash, cash equivalents and restricted cash at end of period	$54,178	$65,277
Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$800
Non-cash investing and financing activities:
Payable to acquiree	$10,462	$-
Investment return through three-party settlement	$765,131	$-

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

Notes to Financial Statements

For the Years Ended July 31, 2021 and 2020

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

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”). On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”).

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

Comprehensive Income (loss)

For the year ended July 31, 2021 and 2020, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

The Company’s financial instruments consist of cash and cash equivalents, related party receivables, prepaid and other current receivables, related party payables and other current liabilities. The carrying amounts of afore-mentioned accounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents

The Company maintains cash with banks in the United States and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2021 and 2020, nil of the Company’s cash and cash equivalents held by financial institutions were uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Receivables

The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of July 31, 2021 and 2020, all balances are collectable based on management’s assessment.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value. The Company’s goodwill was generated from the business acquisitions during the fiscal years ended July 31, 2021 and 2019. We currently have two reporting units - Hospitality and Early Childhood Education. Given the impact of COVID-19 pandemic and the unfavorable operation results, goodwill impairment assessment was performed at interim time and annually. Based on the assessment results, management determined that $1,006,343 goodwill and $621,963 deferred lease cost were fully impaired as of July 31, 2020. The goodwill generated from Gelinke acquisition in 2021 was fully impaired as of July 31, 2021.

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

Advertising costs

Advertising costs are expensed as incurred. During the year ended July 31, 2021 and 2020, amount of $65,406 and $12,582 advertising expenses were incurred, respectively.

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

The 2017 Tax Reform Act permanently reduces the U.S. corporate income tax rate to a flat 21% rate. In addition, the 2017 Tax Reform Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government. The Company has been in loss position for years and zero balances of tax provisions, deferred tax assets and liabilities as of the reporting periods ended.

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2019, applying the modified retrospective method to all contracts that were not completed as of August 1, 2019. The Company is building up its core business upon the completion of multiple acquisitions in March 2019 and impact of COVID-19 pandemic, limited operations occurred during the years ended July 31, 2021and 2020. The revenue for the year ended July 31, 2021 and 2020 were mainly generated from HZLJ, PDHJ and Gelinke.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company recorded $545,346 and $75,861 unsatisfied performance obligations and contract liabilities as of July 31, 2021 and 2020, respectively.

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the year ended July 31, 2021 and 2020, $435,150 and $29,582, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Income (Loss) Per Share

Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the year ended July 31, 2021 or 2020.

Recent Accounting Pronouncements.

Recently adopted accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU No. 2017-04 on January 31, 2020. Management determined the goodwill generated from HZLJ and HFSH acquisition was fully impaired as of January 31, 2020, and the goodwill generated from Gelinke acquisition was impaired as of July 31, 2021

The Company adopted ASC 842 lease accounting policy on August 1, 2019 and elected not to restate comparative periods in transition and use the effective date of ASU No. 2016-02 as the date of initial application of ASC 842. As a result, the consolidated balance sheet prior to August 1, 2019 was not restated, and continues to be reported under previous lease guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet at August 1, 2019 for the adoption of the new lease standard was as follows:

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $ 5,821,519 as of July 31, 2021. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise $1,921,800 capital in cash. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share. As of July 31, 2021 and 2020, the company had a total of 100,108,000 and 99,108,000 shares of common stock issued and outstanding, respectively.

NOTE 4. ACQUISITIONS, JOINT VENTURES AND DECONSOLIDATION

Joint Venture – HF Int’l Education

On March 22, 2019, HFSH entered into a joint venture agreement (the “JV agreement”) with Shanghai Jingyu Education Tech Ltd. (“SH Jingyu”) and one individual investor, to form a new entity - HF Int’l Education to provide childcare education services. HFSH initially owned 65.0% ownership HF Int’l Education, and reduced to 61.0% during the year ended on July 31, 2020 because of equity transactions between noncontrolling shareholders. On June 19, 2020, the board of HF Int’l Education decided to increase registered capital to RMB10 million from RMB5 million, and three out of four noncontrolling shareholders gave up the subscription rights. As a result, HFSH held 75.5% of HF Int’l Education and a total of 24.5% equity was held by noncontrolling shareholders. Pursuant to the board meeting held on June 1, 2021, the noncontrolling shareholders sold a total 14.5% equity at zero consideration to HFSH. As a result, HFSH holds 90.0% of HF Int’l Education and $403,131 noncontrolling loss was absorbed by HFSH as a result of the ownership restructure at HF Int’l Education.

Continuous operation losses caused by the market uncertainties including pandemic and government regulations, HF Int’l Education entered agreements to sell the copyrights of seven education textbooks and ten “HaiDeFuDe” registered trademarks owned for RMB1.2 million and RMB1.0 million, respectively, to Hartford Health Management (Shanghai) Co., Ltd (“HFHM”) in March 2021 with approval of the board of directors. The CEO of HFHM is a shareholder of the Company who owns more than 5% of the Company’s common stocks.

Operation result of HF Int’l Education are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the ownership interest held by other four parties as “Noncontrolling interest” on the consolidated balance sheet.

Acquisition of Gelinke

On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Gelinke, who engages at early childhood education services in Changning District, Shanghai. The results of operations of the acquired entities are included in the Company’s consolidated financial statements commencing on the acquisition date. The Company has recorded an allocation of purchase price to Gelinke’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The Company accounted the acquisition transaction in accordance with FASB ASC 805, Business Combinations, under acquisition accounting method. The related transaction costs were immaterial and included in General and administrative expenses in the accompanying consolidated statements of operations. The acquisition was completed on August 31, 2021. The calculation of purchase price and purchase price allocation is as follows:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	1,809
Restricted Cash	25,009
Prepaid and Other current receivables	4,696
Property and Equipment, net	4,294
Unearned revenue	(78,696)
Goodwill	67,712
Total consideration*	24,824

*$10,462 (RMB70,000) payable to the acquiree plus $14,362 (RMB100,000) cash payment totaled $24,824 consideration for the acquisition.

Goodwill is mainly attributable to synergies expected from the acquisition of license, list of customers and teacher workforce. Due to unfavorable operation result of Gelinke during the year ended July 31, 2021, management determined that $67,712 goodwill generated from Gelinke Acquisition was fully impaired.

Other Acquisitions

In January and February 2019, HFSH entered agreements to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”) and 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). On December 31, 2020, HFSH withdrew from the two acquisition agreements. No penalty results from the withdrawn.

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), As of July 31, 2021, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on executing dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

On May and June 2019, the Company entered an agreement and a supplemental agreement to acquire 60 percent equity interest of Shanghai Ren Lai Ren Wang Restaurant Co., Ltd. (“SH RLRW”). The acquisition agreement has not yet taken effect as no consideration has been paid towards the acquisition. On June 12, 2020, the company withdraw from the acquisition and transferred the agreement to an individual with zero price.

Disposal of subsidiary

On December 31, 2020, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Int’l Travel to an individual (the “Disposal”). The individual is a relative of the CEO, Qiao Garden Int’l Travel became a related party after deconsolidation. The operation results, assets and liabilities, and cash flows of Qiao Garden Int’l Travel were deconsolidated from the Company’s consolidated financial statements effective on December 31, 2020. The Disposal of Qiao Garden was consummated through a three-party settlement among HFSH, SH Qiaohong and Qiao Garden Int’l Travel (the “Three-Party Settlement”): the original investment RMB 4.5 million plus RMB 0.5 million investment income were agreed to returned from Qiao Garden Int’l Travel as a result of the Disposal and settled with a payable due to SH Qiaohong at SHHF, who was a debtor of Qiao Garden Int’l Travel, see Note 14, Related Party Transactions.

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

NOTE 5. RESTRICTED CASH

The Company early adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The restricted cash are collaterals required by the local government in China for the early education license Gelinke held and the travel license Qiao Garden Int’l Travel held as of July 31, 2021 and 2020, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	July 31, 2021	July 31, 2020
Cash and cash equivalents	$27,612	$36,604
Restricted cash, current/noncurrent	26,566	28,673
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,178	$65,277

NOTE 6. LOAN RECEIVABLE

The Company loaned $99,870 to a third party, Longsheng Aquatic Products Co., Ltd. The loan bears 6% annum interest rate with three-month term started on February 14, 2019. On May 12, 2019, the loan had been extended for another year, expires on May 13, 2020. Nil and $5,260 of interest income were recognized during the year ended July 31, 2021 and 2020, respectively. The loaned amount and interest have been fully paid back on June 11, 2020.

The Company loaned another $200,000 to HK HongTai on March 4, 2019. The loan bears annual interest rate of six percent with six months term expiring on September 3, 2019. Subsequently on August 30, 2019, the loan has been extended to September 3, 2020. Nil and $10,202 of interest income were recognized during the years ended July 31, 2021 and 2020, respectively. The loan principal and interest accrued have been fully paid back on June 11, 2020.

NOTE 7. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable amounts of $286,232 and $173,819 as of July 31, 2021 and 2020, respectively, mainly consist of advances for purchase and renovation project, employee operating advances and others.

NOTE 8. INVENTORY

Inventory mainly consists of books, the early childhood education materials. Inventory is stated at the lower of cost or net realizable value. As of July 31, 2021 and 2020, inventory balance was $323,814 and nil, respectively.

NOTE 9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at July 31, 2021 and 2020:

	July 31,	July 31,
	2021	2020
Leasehold improvements	$214,184	$181,378
Finance lease assets	290,714	269,304
Furniture and fixtures	289,000	202,241
Office equipment and vehicles	161,529	112,759
Construction in progress	67,044	19,326
	1,022,471	785,008
Less: accumulated depreciation and amortization	(428,954)	(317,127)
	$593,517	$467,881

Depreciation expense for the years ended July 31, 2021 and 202, was $ 85,103 and $48,643, respectively.

NOTE 10. OTHER ASSETS

Other assets consist of the following at July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Other miscellaneous assets	$32,308	$40,265
Rental deposits	289,499	288,970
Deferred cost of finance lease	-	-
	$321,807	$329,235

The cost of obtaining the finance lease of the land use rights and hotel building at HZLJ, in the amount of $879,800 (RMB 6 million) was recognized as Other Assets and subject for amortization over the remaining lease term, 41 years commenced on October 2010. The amortization is computed using the straight-line method over the remaining lease term. Amortization expense of deferred cost of finance lease for the year ended July 31, 2021 and 2020 were Nil and $21,298, respectively. Given the impact of COVID-19 pandemic and the unfavorable operation results, management determined that the deferred cost of finance lease was fully impaired as of July 31, 2020 and $621,963 impairment cost was recorded for the year ended July 31, 2020.

NOTE 11. GOODWILL

Our goodwill was mainly contributed by the acquisitions during the fiscal year of 2021 and 2019. Under the circumstance of the COVID-19 pandemic and slowly economic recoveries at the cities of Shanghai and Hangzhou, the Company’s business plans have been halted for an indefinite period of time. Based on the management’s assessment, management determined that goodwill was fully impaired as of January 31, 2021 and 2020. The following is a roll-forward of goodwill for the years ended July 31, 2021 and 2020:

	Hangzhou Longjing Qiao Fu Vacation Hotel	HFSH and Shanghai Qiao Garden Int’l Travel Agency	HF Int’l Education -Gelinke	Total
Balance at July 31, 2019	$466,847	$573,170	$-	$1,040,017
Impairment	(451,732)	(554,611)	-	(1,006,343)
Foreign Exchange	(15,115)	(18,559)	-	(33,674)
Balance at July 31, 2020	$-	$-	$-	$-
Acquisitions	-	-	67,712	67,712
Impairment	-	-	(70,514)	(70,514)
Foreign Exchange	-	-	2,802	2,802
Balance at July 31, 2021	$-	$-	$-	$-

NOTE 12. OTHER CURRENT PAYABLES

The following is a breakdown of the accounts and other payables as of July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Payable to acquirees	$151,317	$130,138
Accrued payroll	11,064	48,534
Payable to publisher	139,287	-
Other payables	169,935	110,432
	$471,603	$289,104

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

As of July 31, 2021, the Company has multiple operating leases for office spaces and a finance lease of land and hotel building. Our operating leases have remaining lease terms ranging from one year to five years, with various term extensions available. Our finance lease has remaining lease term of thirty years. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of twelve months or less.

In June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease office spaces (the “Subleases”). HFSH and HF Int’l Education received Notices of Lease Termination from the Sublessor for late payments on April 13, 2020 and filed a civil lawsuit against the Sublessor on July 10, 2020 (see Note 16). And the original lease agreement entered between the Sublessor and the landlord of the office building (the “Landlord”) was terminated by the Landlord on June 1, 2020 due to payment default. The two sublease agreements entered with the Sublessor was terminated on June 1, 2020 and approximately $921,000 ROU and $891,000 lease liability associated with the two Subleases as of May 31, 2020 were eliminated and $29,000 other expenses was recognized as a result. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces with a five-year term. On July 13, 2021, HF Int’l Education entered a sublease agreement with sub-lessee (a third party) for some office space with two-year term, amount of $5,003 was recognized as sublease income, included under other income, for the year ended July 31, 2021.

On September 1, 2020, Gelinke entered a five-year new lease agreement at the original office location upon the completion of the acquisition. Approximately $1.2 million ROU and lease liability, respectively, were recognized with the new lease at lease commencement date. Subsequently on August 15, 2021, an early termination agreement was entered to terminate this lease on August 30, 2021. As a result, approximately $1 million ROU and lease liability, respectively, associated with this lease as of July 31, 2021 were eliminated and $40,005 gain was recognized.

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

Lease-related assets and liabilities at July 31, 2021 and 2020 were as follows:

	July 31,	July 31,
	2021	2020
Assets
Finance lease right-of-use assets, cost	$290,714	$269,304
Less: accumulated amortization	(80,547)	(64,589)
Finance lease right-of-use assets, net	210,167	204,715
ROU assets-Operating lease	3,837,186	4,499,693
Total Lease ROU assets	$4,047,353	$4,704,408
Liabilities
Current Operating Lease liabilities	$2,508,959	$991,506
Operating lease liabilities, noncurrent	1,785,528	3,916,259
Finance lease liabilities, noncurrent	368,715	336,791
Total Lease liabilities	$4,663,202	$5,244,556

The components of lease cost for the year ended July 31, 2021 and 2020:

	Years ended July 31,
	2021	2020
Operating lease cost	$1,346,787	$1,052,961
Finance leases:
Amortization of ROU assets	6,967	6,568
Interest on finance lease liabilities	27,108	25,195
Finance lease cost	34,075	31,763
Total lease cost	$1,380,862	$1,084,724

Supplemental cash flow information for leases for the years ended July 31, 2021 and 2020:

	Years ended July 31,
	2021	2020
Operating cash flows paid for operating leases	$1,238,198	$592,514
Financing cash flows paid for finance leases	22,049	19,878

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at July 31, 2021 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.0	30.0
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at July 31, 2021:

	Operating Leases	Finance Leases
2022	$1,468,611	$23,214
2023	1,143,799	23,988
2024	1,196,012	24,762
2025	1,107,760	25,536
2026	88,028	26,310
2027 and thereafter	-	955,660
Total lease payments	$5,004,210	$1,079,470
Less interest	(709,723)	(710,755)
Present value of future lease payments	$4,294,487	$368,715
Current Lease liabilities	$2,508,959	$-
Noncurrent Lease liabilities	$1,785,528	$368,715

NOTE 14. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of July 31, 2021 and 2020, amounts of $0 and $703,776, respectively, are due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of HZLJ. The balance was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. The balance was settled through a Three-way settlement agreement on December 31, 2020, see following “Three-Party Settlement Agreement” paragraph for detail. For the years ended July 31, 2021 and 2020, $18,662 and $37,676 of interest income were recognized, respectively.

$295,916 advances to HFHM were made pursuant to the license agreements entered by HF Int’l Education and its three subsidiaries in June 2021. See Note 16 for details. The remaining related party receivable of $29,948 and $49,300 as of July 31, 2021 and 2020, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables

As of July 31, 2021 and 2020, amounts of $616,159 and $674,830, are payable to SH Qiaohong, respectively. Majority of the balance at July 31, 2020 was assumed through HFSH acquisition, from its 90 percent owned entity, Qiao Garden Int’l Travel. This payable balance does not bear interest and due on demand. This balance was settled through a Three-way settlement agreement on December 31, 2020, see following “Three-Party Settlement Agreement” paragraph for detail. The balance at July 31, 2021 was mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

As of July 31, 2021 and 2020, amount of $619,051 and $594,965, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $2,926,782 and $1,012,650 as of July 31, 2021 and 2020, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

From September 2020 to July 2021, the Company borrowed several notes in a total amount of $145,000, in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $3,856 of interest expense was recorded during the year ended July 31, 2021. The unpaid principal and interest will be due on demand.

As of July 31, 2021 and 2020, the Company has $657,572 and $592,106, respectively, short-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s ex-CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021, bearing approximately 2.5 percent of annual interest. On April 30, 2021, both parties entered a second long-term agreement to extend another two years, with expiration date on April 30, 2023, bearing approximately 4 percent of annual interest. $ 18,072 and $14,445 of interest expense were recognized during the year ended July 31, 2021 and 2020, respectively. The unpaid principal and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of July 31, 2021 and 2020, the estimated fair value of long term loan payable was approximately $ 655,940 and $591,521, respectively.

The remaining related party payable of $80,477 and $92,100 as of July 31, 2021 and 2020, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Three-Party Settlement Agreement

On December 31, 2020, a Three-Party Settlement agreement among HFSH, SH Qiaohong and Qiao Garden Int’l Travel was entered. Pursuant to the agreement, around $721,000 (RMB$5,031,699) payable due to SH Qiaohong under HFSH was settled with the receivable due from the same related party under Qiao Garden Int’l Travel through withdrawal of 90% ownership of Qiao Garden Int’l Travel HFSH owned. Total RMB5.0 million including the original investment RMB4.5 million was withdrawn from Qiao Garden Int’l Travel, and $104,317 (RMB697,000) gain on disposal was recognized at disposal date.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principal and interest will be due on the maturity dates. As of July 31, 2021, no balance was withdrawn from the two line of credits by HF Int’l Education.

NOTE 15. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of July 31, 2021 and 2020:

Name of Entity	% of Non- Controlling Interests	July 31, 2020	Net loss	Restructure of subsidiary	Disposal of subsidiary	Foreign currency translation adjustment	July 31, 2021
HZLJ	40.0%	$(889,068)	$(42,285)	$-	$-	$(31,645)	$(962,998)
HF Int’l Education	*10.0%	(88,692)	(548,547)	403,131	-	(7,967)	(242,075)
Qiao Garden Intl Travel	-	60,271	1,827	-	(62,098)	-	-
Total		$(917,489)	$(589,005)	$403,131	$(62,098)	$(39,612)	$(1,205,073)

Name of Entity	% of Non- Controlling Interests	July 31, 2019	Net loss	Disposal of Noncontrolling interest	Investment from Noncontrolling Interest	Foreign currency translation adjustment	July 31, 2020
HZLJ	40.0%	$(250,794)	$(619,980)	$-	$-	$(18,294)	$(889,068)
HF Int’l Education	*39.0%	104,923	(365,250)	(12,771)	186,231	(1,825)	(88,692)
Qiao Garden Intl Travel	10.0%	64,730	(5,699)	-	-	1,240	60,271
Total		$(81,141)	$(990,929)	$(12,771)	$186,231	$(18,879)	$(917,489)

*90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is held by Mr. Song, ex-CEO of the Company on behalf of an unrelated individual. However, HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ, thus, SHHZJ is not considered a VIE of HF Int’l Education. In June 2021, SHHZJ and one individual shareholder transferred a total 14.5% noncontrolling interest of HF Int’l Education to SHHF at zero cost, see note 4 Acquisitions, joint ventures and deconsolidation.

NOTE 16. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 13 Leases.

Lawsuits related to lease agreements

In June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease some office spaces. On April 13, 2020, HFSH and HF Int’l Education received Notices of Lease Termination from the Tenant for late payments. HFSH and HF Int’l Education then filed a civil case against the Sublessor for over-charged rent fees because of fictitious office size and requested refund in the total amount approximately $481,000 (RMB3.3 million) till July 10, 2020. The Sublessor was further in default under the lease agreements due to its lease agreement with the landlord of the office properties (the “Landlord”) was terminated on June 1, 2020 by the Landlord. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces in a five-year term.

On July 7, 2021, the district court verdict the final ruling and awarded HFSH and HF Int’l Education total amounts of RMB870,336 and RMB268,450 to be returned by the Sublessor. However, the rental deposits of RMB313,286 paid to the Sublessor are non-refundable. No further appeal on these rental dispute cases will be granted. These final ruling proceedings are pending execution by the district court. Associated with this Sublessor under the two lease agreements, the Company previously accrued $165,698 rental payable net with deposit. As a result of the final ruling, the total $165,698 rental payable, net with deposit, accrued at HFSH and HF Int’l Education was written off and recognized as other income during the year ended July 31, 2021.

License agreements

In June 2021, HF Int’l Education and its three subsidiaries: PDHJ, HDFD and Gelinke entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four set of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 90% of its tuition revenue generated to HFHM as license usage fee. For the year ended July 31, 2021, the Company incurred $161,783 license to HFHM and advanced $295,916 to HFHM for the future license fees as of July 31, 2021.

NOTE 17. INCOME TAXES

We recorded income tax expense of $800 for both of the years ended July 31, 2021 and 2020, due to the loss position for the years since inception.

Hartford Great Health Corp.’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Net NOL carry-forward	NOL expires	Estimated tax benefit from NOL and other tax benefits (21%)	Valuation allowance	Change in valuation allowance	Net deferred tax asset
31-Jul-20	$3,568,185	2040	$1,070,456	$(1,070,456)	$(795,411)	$-
31-Jul-21	$6,634,644	2041	$1,990,393	$(1,990,393)	$(919,938)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2021	2020
Federal income tax rate	21.0%	21.0%
State income tax rate	8.8%	8.8%
Foreign tax difference	(4.1)%	(4.6)%
Non-taxable item adjustment	(3.2)%	-%
GILTI	-%	-%
Valuation allowance	(22.5)%	(25.2)%
Others	-%	-%
Effective tax rate	0.0%	0.0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a full valuation allowance has been established for the entire deferred tax asset. Other temporary differences and estimated permanent differences are considered immaterial. Open tax years subject to examination by the IRS range from August 1, 2016 to the present. The Company has no uncertain tax positions.

The Company has been in loss position for years since inception and zero balances of deferred tax assets and liabilities as of the reporting periods ended. There was no GILTI tax for the Company for the years ended July 31, 2021 and 2020 due to the operation losses incurred.

NOTE 18. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of July 31, 2021 and revenue generated during the year ended July 31, 2021, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$118,309	$435,150	$-	$553,459
Operating loss	(275,417)	(2,588,174)	(152,774)	(3,016,365)
Loss before tax	81,520	(2,764,798)	(158,261)	(2,841,539)
Net Loss Attributable to Hartford Great Health Corp	121,966	(2,216,239)	(159,061)	(2,253,334)
Total assets (excluding Intercompany balances)	388,688	5,441,654	(87,744)	5,742,598

Segment information on assets as of July 31, 2020 and revenue generated during the year ended July 31, 2020, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$68,724	$29,583	$-	$98,307
Operating loss	(2,231,236)	(1,088,494)	(179,227)	(3,498,957)
Loss before tax	(2,260,026)	(1,230,479)	(163,764)	(3,654,269)
Net Loss Attributable to Hartford Great Health Corp	(1,744,600)	(742,205)	(164,564)	(2,651,369)
Total assets (excluding Intercompany balances)	1,379,590	4,855,413	53,978	6,288,981

NOTE 19. RESTATEMENTS

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

NOTE 20. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these financial statements and has noted the following subsequent events to be disclosed.

On August 19, 2021, the Company borrowed a note in a total amount of $60,000, in form of a short-term loan at 5% per annum from a related party.

On September 13, 2021, Mr. Lianyue Song, resigned all his positions as the Company President, Chief Executive Officer and Chairman of the Board of Directors. On September 13, 2021, the Board appointed Ms. Rose Hong Wang to serve as the Company’s President, Chief Executive Officer and as Chairman of the Board of Directors.

Due to the high rent for an old building environment, the Company decided to close the location of Gelinke’s in August 2021. The office lease was terminated on August 30, 2021. Gelinke’s operation will resume when a more favorable location nearby is found.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. Based on this assessment, management believes that as of July 31, 2021, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

● Lack of proper authorization and approval procedures on significant business transactions.

● Lack of competence accounting personnel at entity level and proper segregation of duties implemented.

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

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since
Rose Hong Wang Los Angeles, CA	49	President, Chief Executive Officer and Director	2021
Sheng-Yih Chang Los Angeles, CA	50	Chief Financial Officer, Secretary and Director	2018
Yuan Lu Shanghai, CHINA	35	Director	2019
Xin Dong Los Angeles, CA	38	Director	2018

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each member of the board of directors:

Rose Hong Wang. From March 2018 to the present Ms. Wang has been Chief Financial Officer and Director of Hartford Hotel Investment Inc., Rosemead, CA, USA. In addition, since June 2010 to the present she has been Vice President and Director of Shanghai Qiao Garden Group Overseas Branch, CA, USA. From September 2006 to May 2010 she was the Assistant General Manager of Qiao Garden Group Investment Inc., CA, USA, In December 1998 Ms. Wang immigrated to the USA. From December 1996 to September 1998, she was the Assistant General Manager of Shanghai Watanabe Asset Management Co., Ltd., China. From September 1993 thru July 1995, she Studied Language and Literature at Shanghai International Studies University, China. In July 1990, Ms. Wang received her Bachelor’s Degree with Music Major from Xinjiang Normal University, China.

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

Employment Agreements

As of July 31, 2021, all employees and officers in China have entered into employment agreements with the Company’s subsidiaries. However, the Company has not entered into employment agreements with any of its executive officers in the US as of July 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 29, 2021, there are a total of 100,108,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name of Beneficial Owner	Address of Beneficial Owner	Shares Beneficially Owned Number	Percentage (%)
YUAN LU	RM 3806 218 WUSONG RD, HONGKOU DISTRICT SHANGHAI, CHINA	32,440,000	32.4%
ROSE HONG WANG	729 CARRIAGE HOUSE DRIVE, ARCADIA, CA 91006	11,000,000	11.0%
XIN DONG	8832 GLENDON WAY, ROSEMEAD, CA 91770	2,400,000	2.4%
SHENG-YIH CHANG	8832 GLENDON WAY, ROSEMEAD, CA 91770	1,000,000	1.0%
	Total Officers and Directors (4)	46,840,000	46.8%

Each shareholder known to us to own beneficially more than 5% of our common stock:

Name of Beneficial Owner	Address of Beneficial Owner	Shares Beneficially Owned Number	Percentage (%)
LIANYUE SONG	8832 GLENDON WAY, ROSEMEAD, CA 91770	20,000,000.00	20.0%
DANFENG GU	RM 218 WUSONG ROAD, HONGKOU DISTRICT, SHANGHAI, CHINA	8,300,000.00	8.3%
JIAMIN ZHU	1F QIAO GARDEN 73 WUHUA RD, HONGKOU DISTRICT, SHANGHAI, CHINA	8,000,000.00	8.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

US office space is provided to Hartford Great Health Corp. at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP and Haynie & Company in the last two years ended July 31, 2021:

	2021	2020
Audit Fees	$26,000	$18,000
Audit Related Fees	13,500	13,500
Tax Fees	-	-
All other fees	2,000	-
Total Fees	$41,500	$31,500

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

The following exhibits are filed with or incorporated by referenced in this report:

21.1* Subsidiaries of the Company

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rose Hong Wang.

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang

32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rose Hong Wang and Sheng-Yih Chang

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

HARTFORD GREAT HEALTH CORP.

Date: October 29, 2021	By:	/s/ ROSE HONG WANG
Rose Hong Wang Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rose Hong Wang	Chief Executive Officer, President, Dir.	October 29, 2021
Rose Hong Wang	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	October 29, 2021
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	October 29, 2021
Yuan Lu

/s/ Xin Dong	Director	October 29, 2021
Xin Dong

