Form 10-Q
period 2021-10-31
Hartford Great Health Corp.
filed 2021-12-15
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of December 15, 2021.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2021	July 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$44,284	$27,612
Restricted cash	-	26,566
Prepaid and Other current receivables	173,825	286,232
Related party receivable	431,356	325,864
Inventory	324,120	323,814
Total Current Assets	973,585	990,088
Non-current Assets
Property and equipment, net	744,392	593,517
ROU assets-operating lease	3,642,091	3,837,186
Other assets	246,785	321,807
Total Non-current Assets	4,633,268	4,752,510
TOTAL ASSETS	$5,606,853	$5,742,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,933,706	$4,391,325
Contract liabilities	606,383	545,346
Current operating Lease liabilities	2,460,483	2,508,959
Other current payable	556,298	471,603
Total Current Liabilities	8,556,870	7,917,233

Long-term loan from related party	670,007	657,572
Lease liabilities, noncurrent	2,061,154	2,154,243
TOTAL LIABILITIES	11,288,031	10,729,048

Commitments and contingencies (Note 13)	-	-

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of October 31 and July 31, 2021	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(6,403,051)	(5,821,519)
Accumulated other comprehensive loss	(270,962)	(233,487)
Noncontrolling interest	(1,280,794)	(1,205,073)
Total Stockholders’ Deficit	(5,681,178)	(4,986,450)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,606,853	$5,742,598

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	October 31,
	2021	2020
Tuition revenue	$155,364	$46,593
Service revenue	14,448	32,794
Total revenue	169,812	79,387

Operating cost and expenses
Cost of revenue	335,004	133,948
Depreciation and amortization	28,219	19,141
Selling, general and administrative	479,540	584,504
Total Operating Cost and Expenses	842,763	737,593
Operating Loss	(672,951)	(658,206)

Other Income (Expense)
Interest (expense), net	(16,166)	(822)
Other income, net	40,957	678
Other income (expense), net	24,791	(144)

Loss before income taxes	(648,160)	(658,350)
Income Tax Expense	-	800
Net Loss	(648,160)	(659,150)
Less: net loss attributable to noncontrolling Interest	(66,628)	(134,393)

Net Loss Attributable to Hartford Great Health Corp	$(581,532)	$(524,757)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	100,108,000	99,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended
	October 31,
	2021	2020
Net Loss	$(581,532)	$(524,757)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(46,568)	(108,456)
Total other comprehensive loss	(46,568)	(108,456)
Less： total other comprehensive loss attributable to noncontrolling interest	(9,093)	(28,212)
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(37,475)	(80,244)
Total Comprehensive Loss	$(619,007)	$(605,001)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss)	-	-	-	(581,532)	-	(66,628)	(648,160)
Foreign currency translation adjustment	-	-	-	-	(37,475)	(9,093)	(46,568)
Balance, October 31, 2021 (unaudited)	100,108,000	100,108	2,173,521	(6,403,051)	(270,962)	(1,280,794)	(5,681,178)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2020	99,108,000	99,108	2,154,521	(3,568,185)	(55,146)	(917,489)	(2,287,191)
Net (loss)	-	-	-	(524,757)	-	(134,393)	(659,150)
Foreign currency translation adjustment	-	-	-	-	(80,244)	(28,212)	(108,456)
Balance, October 31, 2020 (unaudited)	99,108,000	99,108	2,154,521	(4,092,942)	(135,390)	(1,080,094)	(3,054,797)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	October 31,
	2021	2020
Cash flows from operating activities:
Net loss including noncontrolling interests	$(648,160)	$(659,150)
Adjustments to reconcile net loss including noncontrolling interests to net cash (used in) operating activities:
Depreciation and amortization	28,219	19,141
Loss on disposal of property and equipment	-	733
Changes in operating assets and liabilities:
Prepaid and other current receivables	116,580	(21,729)
Inventory	2,497	(87,962)
Other assets	74,757	87,026
Related party receivables and payables	(123,017)	12,607
Contract liabilities	55,881	75,203
Other current payable	35,152	(76)
Operating lease assets and liabilities	39,003	62,101
Other liabilities	6,997	6,534
Net cash (used in) operating activities	(412,091)	(505,572)
Cash flows from investing activities:
Cash proceeds from Acquisitions	-	26,924
Cash used in Acquisitions	-	(14,660)
Purchases of property and equipment	(127,928)	-
Net cash (used in) provided by investing activities	(127,928)	12,264
Cash flows from financing activities:
Proceeds of related party notes payable	60,000	25,156
Principal payments on finance lease	-	(21,257)
Advances from related parties	469,995	506,288
Net cash provided by financing activities	529,995	510,187

Effect of exchange rate changes on cash	130	2,540
Net change in cash, cash equivalents and restricted cash	(9,894)	19,419
Cash, cash equivalents and restricted cash at beginning of period	54,178	65,277
Cash, cash equivalents and restricted cash at end of period	$44,284	$84,696

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$800
Non-cash investing and financing activities:
Payable to acquiree	$-	$10,462
Unpaid bills for leaseholder improvements	$44,946	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are the responsibility of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements. This disclosure should be read in conjunction with our audited financial statements for the year ended July 31, 2021, including footnotes, contained in our Annual Report on Form 10-K,

Organization

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plans.

Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”), and through Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China. Qiao Garden Int’l Travel was disposed on December 31, 2020, see note 3 Acquisitions, Joint Ventures and Deconsolidation.

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

The Tax Reform Act permanently reduces the U.S. corporate income tax rate to a flat 21% rate, effective January 1, 2018. In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government. The Company has been in loss position for years and zero amount of tax provisions, including GILTI. Deferred tax assets as of the reporting periods ended were fully reserved for valuation allowance as they are more likely than not to be realized.

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2019, applying the modified retrospective method to all contracts that were not completed as of August 1, 2019. The Company is building up its core business upon the completion of multiple acquisitions in March 2019 and limited operations occurred during the years ended July 31, 2021 due to the impact of COVID-19 pandemic. The revenue for the three months period ended October 31, 2021 and 2020 were mainly generated from HZLJ, PDHJ and Gelinke.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company recorded $606,383 and $545,346 unsatisfied performance obligations and contract liabilities as of October 31 and July 31, 2021, respectively.

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the three months ended October 31, 2021 and 2020, $155,364 and $46,593, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Recent Accounting Pronouncements.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s financial position, results of operations and liquidity.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $6,403,051 as of October 31, 2021. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Assets Acquired and
Liabilities Assumed
Cash and cash equivalents	1,809
Restricted Cash	25,009
Prepaid and Other current receivables	4,696
Property and Equipment, net	4,294
Unearned revenue	(78,696)
Goodwill	67,712
Total consideration*	24,824

*	$10,462 (RMB70,000) payable to the acquiree plus $14,362 (RMB100,000) cash payment totaled $24,824 consideration for the acquisition.

Goodwill is mainly attributable to synergies expected from the acquisition of license, list of customers and teacher workforce. Due to unfavorable operation result of Gelinke during the year ended July 31, 2021, management determined that $67,712 goodwill generated from Gelinke Acquisition was fully impaired and temporally ease the operation of Gelinke by the end of August, 2021.

Other Acquisitions

In January and February 2019, HFSH entered agreements to acquire 85 percent ownership of Shanghai Senior Health Consulting Ltd. (“SH Senior”) and 55 percent ownership of Shanghai Pasadena Ltd. (“SH Pasadena”). On December 31, 2020, HFSH withdrew from the two acquisition agreements. No penalty results from the withdrawn.

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), As of October 31, 2021, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on executing dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

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

NOTE 4. RESTRICTED CASH

The Company early adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The restricted cash are collaterals required by the local government in China for the early education license Gelinke held as of July 31, 2021, subsequently on August 26, the restricted cash had been withdrawal and transferred to other bank accounts as a result of operation halt at Gelinke.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	October 31, 2021 (unaudited)	July 31, 2021
Cash and cash equivalents	$44,284	$27,612
Restricted cash	-	26,566
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$44,284	$54,178

NOTE 5. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable amounts of $173,825 and $286,232 as of October 31 and July 31, 2021, respectively, mainly consist of advances for purchase and renovation project, employee operating advances and others.

NOTE 6. INVENTORY

Inventory mainly consists of books, the early childhood education materials. Inventory is stated at the lower of cost or net realizable value. As of October 31 and July 31, 2021, inventory balance was $324,120 and $323,814, respectively.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at October 31 and July 31, 2021:

	October 31,	July 31,
	2021 (unaudited)	2021
Leasehold improvements	$419,181	$214,184
Finance lease assets	293,247	290,714
Furniture and fixtures	311,064	289,000
Office equipment and vehicles	163,312	161,529
Construction in progress	18,702	67,044
	1,205,506	1,022,471
Less: accumulated depreciation and amortization	(461,114)	(428,954)
	$744,392	$593,517

Depreciation expense for the three months ended October 31, 2021 and 2020, was $28,219 and $19,141, respectively.

NOTE 8. OTHER ASSETS

Other assets consist of the following at October 31 and July 31, 2021:

	October 31, 2021 (unaudited)	July 31, 2021
Other miscellaneous assets	$30,205	$32,308
Rental deposits	216,580	289,499
	$246,785	$321,807

NOTE 9. OTHER CURRENT PAYABLES

The following is a breakdown of the accounts and other payables as of October 31 and July 31, 2021:

	October 31, 2021 (unaudited)	July 31, 2021
Payable to acquirees	$152,636	$151,317
Accrued payroll	9,553	11,064
Payable to publisher	140,500	139,287
Other payables	253,609	169,935
	$556,298	$471,603

Payable to acquiree is the unpaid consideration for the acquisitions described in Note 3 Acquisitions and Joint Venture.

NOTE 10. LEASES

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

In June 2018 and January 2019, HFSH and HF Int’l Education entered two lease agreements with Shanghai Longjin Corporate Management Co., Ltd (the “Sublessor”) to lease office spaces (the “Subleases”). HFSH and HF Int’l Education received Notices of Lease Termination from the Sublessor for late payments on April 13, 2020 and filed a civil lawsuit against the Sublessor on July 10, 2020 (see Note 16). And the original lease agreement entered between the Sublessor and the landlord of the office building (the “Landlord”) was terminated by the Landlord on June 1, 2020 due to payment default. The two sublease agreements entered with the Sublessor was terminated on June 1, 2020 and approximately $921,000 ROU and $891,000 lease liability associated with the two Subleases as of May 31, 2020 were eliminated and $29,000 other expenses was recognized as a result. HF Int’l Education entered a new lease agreement with the Landlord on June 1, 2020 for the same office spaces with a five-year term. On July 13, 2021, HF Int’l Education entered a sublease agreement with sub-lessee (a third party) for some office space with two-year term, amount of $34,711 was recognized as sublease income, included under other income, for the three months ended October 31, 2021.

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

Lease-related assets and liabilities at October 31 and July 31, 2021 were as follows:

	October 31,	July 31,
	2021 (unaudited)	2021
Assets
Finance lease right-of-use assets, cost (Note 7)	$293,247	$290,714
Less: accumulated amortization	(80,814)	(80,547)
Finance lease right-of-use assets, net	212,433	210,167
ROU assets-Operating lease	3,642,091	3,837,186
Total Lease ROU assets	$3,854,524	$4,047,353
Liabilities
Current Operating Lease liabilities	$2,460,483	$2,508,959
Operating lease liabilities, noncurrent	1,682,178	1,785,528
Finance lease liabilities, noncurrent	378,976	368,715
Total Lease liabilities	$4,521,637	$4,663,202

The components of lease cost for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
	2021 (unaudited)	2020 (unaudited)
Operating lease cost	$306,544	$345,713
Finance leases:
Amortization of ROU assets	1,775	1,712
Interest on finance lease liabilities	6,997	6,661
Finance lease cost	8,772	8,373
Total lease cost	$315,316	$354,086

Supplemental cash flow information for leases for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
	2021	2020
Operating cash flows paid for operating leases	$186,127	$54,230
Financing cash flows paid for finance leases	-	21,257

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at October 31, 2021 was as follows:

	October 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.8	29.8
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at October 31, 2021:

	Operating Leases	Finance Leases
2022	$1,211,921	$23,417
2023	1,153,762	24,197
2024	1,206,431	24,978
2025	1,117,410	25,758
2026	88,795	26,539
2027 and thereafter	-	963,985
Total lease payments	$4,778,319	$1,088,874
Less interest	(635,658)	(709,898)
Present value of future lease payments	$4,142,661	$378,976
Current Lease liabilities	2,460,483	-
Noncurrent Lease liabilities	1,682,178	378,976

NOTE 11. RELATED PARTY TRANSACTIONS

Related Party Receivables

The original loan balance of $721,000 due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of HZLJ, was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. The balance was settled through a Three-way settlement agreement on December 31, 2020, see following “Three-Party Settlement Agreement” paragraph for detail. For the three months ended October 31, 2021 and 2020, $- and $9,778 of interest income were recognized, respectively.

$401,147 advances to HFHM were made pursuant to the license agreements entered by HF Int’l Education and its three subsidiaries in June 2021. See Note 14 for details. The remaining related party receivable of $30,209 and $29,948 as of October 31 and July 31, 2021, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables and loans

As of October 31 and July 31, 2021, amounts of $621,526 and $616,159, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

As of October 31 and July 31, 2021, amount of $624,445 and $619,051, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,425,682 and $2,926,782 as of October 31 and July 31, 2021, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

From September 2020 to October 2021, the Company borrowed several notes in a total principal amount of $205,000, in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $2,461 and $nil of interest expense, respectively, were recorded during the three months ended October 31, 2021 and 2020. The unpaid principal and interest totaling $211,317 will be due on demand.

As of October 31 and July 31, 2021, the Company has $670,007 and $657,572, respectively, short-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s ex-CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021, bearing approximately 2.5 percent of annual interest. On April 30, 2021, both parties entered a second long-term agreement to extend another two years, with expiration date on April 30, 2023, bearing approximately 4% of annual interest. $6,659 and $3,749 of interest expense were recognized during the three months ended October 31, 2021 and 2020, respectively. The unpaid principal and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of October 31 and July 31, 2021, the estimated fair value of long term loan payable was approximately $668,228 and $655,940, respectively.

The remaining related party payable of $50,736 and $80,477 as of October 31 and July 31, 2021, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

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

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principal and interest will be due on the maturity dates. As of October 31, 2021, no balance was withdrawn from the two lines of credits by HF Int’l Education.

NOTE 12. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of October 31, 2021 and July 31, 2021:

Name of Entity	% of Non-Controlling Interests	July 31, 2021	Net loss	Foreign currency translation adjustment	October 31, 2021 (unaudited)
HZLJ	40.0%	$(962,998)	$(12,858)	$(6,977)	$(982,833)
HF Int’l Education	10.0%	(242,075)	(53,770)	(2,116)	(297,961)
Total		$(1,205,073)	$(66,628)	$(9,093)	$(1,280,794)

Name of Entity	% of Non-Controlling Interests	July 31, 2020	Net loss	Restructure of subsidiary	Disposal of subsidiary	Foreign currency translation adjustment	July 31, 2021
HZLJ	40.0%	$(889,068)	$(42,285)	$-	$-	$(31,645)	$(962,998)
HF Int’l Education	*10.0%	(88,692)	(548,547)	403,131	-	(7,967)	(242,075)
Qiao Garden Intl Travel	-	60,271	1,827	-	(62,098)	-	-
Total		$(917,489)	$(589,005)	$403,131	$(62,098)	$(39,612)	$(1,205,073)

*	90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is held by Mr. Song, ex-CEO of the Company on behalf of an unrelated individual. However, HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ, thus, SHHZJ is not considered a VIE of HF Int’l Education. In June 2021, SHHZJ and one individual shareholder transferred a total 14.5% noncontrolling interest of HF Int’l Education to SHHF at zero cost, see note 4 Acquisitions, joint ventures and deconsolidation.

NOTE 13. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 10 Leases.

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

On July 7, 2021, the district court verdict the final ruling and awarded HFSH and HF Int’l Education total amounts of RMB870,336 and RMB268,450 to be returned by the Sublessor. However, the rental deposits of RMB313,286 paid to the Sublessor are non-refundable. No further appeal on these rental dispute cases will be granted. These final ruling proceedings are pending execution by the district court, which has not yet executed as of October 31, 2021. Associated with this Sublessor under the two lease agreements, the Company previously accrued $165,698 rental payable net with deposit. As a result of the final ruling, the total $165,698 rental payable, net with deposit, accrued at HFSH and HF Int’l Education was written off and recognized as other income during the year ended July 31, 2021.

License agreements

In June 2021, HF Int’l Education and its three subsidiaries: PDHJ, HDFD and Gelinke entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four set of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 90% of its tuition revenue generated to HFHM as license usage fee. For the three months ended October 31, 2021, the Company incurred total $139,827 license fees pursuant to the license contracts. As of October 31 and July 31, 2021, the Company advanced $401,147 and $295,916, respectively, to HFHM for the future license fees.

NOTE 14. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of October 31, 2021 and revenue generated during the three months ended October 31, 2021, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$14,448	$155,364	$-	$169,812
Operating loss	(47,748)	(578,361)	(46,842)	(672,951)
Loss before tax	(61,150)	(537,707)	(49,303)	(648,160)
Net Loss Attributable to Hartford Great Health Corp	(48,292)	(483,936)	(49,304)	(581,532)
Total assets (excluding Intercompany balances)	351,627	5,286,171	(30,945)	5,606,853

Segment information on assets as of October 31, 2020 and revenue generated during the three months ended October 31, 2020, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$32,794	$46,593	$-	$79,387
Operating loss	(97,826)	(505,921)	(54,459)	(658,206)
Loss before tax	(97,814)	(505,921)	(54,615)	(658,350)
Net Loss Attributable to Hartford Great Health Corp	(87,372)	(381,970)	(55,415)	(524,757)
Total assets (excluding Intercompany balances)	1,426,445	6,403,378	49,296	7,879,119

NOTE 15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and no subsequent events were noted.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month periods ending October 31, 2021. It also analyzes our financial condition at October 31, 2021 and compares it to our financial condition at July 31, 2021. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2021, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2021, including footnotes, which are included in this quarterly report.

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

The subsidiary of HFUS in Shanghai (HFSH) advances operating funds from two related party entities, SH Qiao Hong and SH Oversea Chinese Culture Media Ltd. The main purpose of the funding is to invest in Hartford International Education Technology (Shanghai) Co., Ltd. (HF Int’l Education). Upon signing of supplemental agreement, HFUS holds 75.5% ownership of HF Int’l Education and maintains control over HF Int’l Education. On July 24, 2019, HF Int’l Education established a 100% owned subsidiary, Pudong Haojin Childhood Education Ltd. (“PDHJ”). On October 28, 2019, PDHJ had its childhood education center opened. On March 23, 2020, HF Int’l Education established Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”) and was approved the business license to conduct childcare operations in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). During the board meeting, SH Jingyu and another noncontrolling shareholders also sold a total of 14.5% equity at zero value to HFSH. As a result, HFSH currently holds 90% of HF Int’l Education and a total of 10% equity is held by two individual noncontrolling shareholders.

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

After further ease of restrictions from the pandemic, the Company will re-run special franchise promotion. There will be a great reduction in franchise fees for the first twenty childcare center that join “HaiDeFuDe” brand. In doing so, the Company expects to generate revenue of RMB16,000,000 from 50 franchisees by the end of 2022.

Results of Operations – Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020.

Revenue: We recognized $169,812 and $79,387 revenue in the three months ended October 31, 2021 and 2020, respectively. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Cost and Expenses: Cost of revenue increased to $335,004 for the three months ended October 31, 2021, compared to $133,948 during the comparable period of 2020. The increase of Cost of revenue was mainly due to the license fees paid to HFHM and rent cost of HDFD’s operating facility, see note 14. Operating expenses decreased to $507,759 for the three months ended October 31, 2021, compared to $603,645 during the comparable period of 2020. During the three months ended October 31, 2021, selling, general and administrative expenses decreased by $104,964, and depreciation and amortization expenses increased by $9,078.

Other Income (Expense): Other income, net increased to $24,791 for the three months ended October 31, 2021, compared to $144 of expenses for the corresponding period of 2020. Other income for the three months ended October 31, 2021 was mainly resulted from sublease income offset by interest expenses.

Net Loss Attributable to Noncontrolling Interest: For the three months ended October 31, 2021, we recorded a net loss attributable to noncontrolling interest of $66,628 compared to $134,393 for the corresponding period of 2020. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $581,532 or $(0.01) per share for the three months ended October 31, 2021, compared to a net loss of $524,757 or $(0.01) per share for the three months ended October 31, 2020, an increase in loss of $56,775 due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2021, we had a working capital deficit of $7,583,285 comprised of current assets of $973,585 and current liabilities of $8,556,870.

This represents an increase of $656,140 in the working capital deficit from the July 31, 2021 amount of $6,927,145.

During the three months ended October 31, 2021, our working capital deficit increased primarily because the additional advances from related parties for business operating.

We believe that our funding requirements for the next twelve months will be in excess of $1,900,000. We are currently seeking for further funding through related parties’ loan and finance.

As of October 31, 2021, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Three months ended October 31, 2021 Compared to Three months ended October 31, 2020

Operating Activities

During the three months ended October 31, 2021, $412,091 used in operating activities as compared to $505,572 used in the operations during the three months ended October 31, 2020. During the three months ended October 31, 2021, we recorded loss including noncontrolling interests of $648,160 , incurred non-cash depreciation of $28,219 , prepaid and other current receivables decreased by $116,580, other assets decreased by $74,757, other current payable increased by $35,152 , contract liabilities increased by $55,881, related party payables net with receivables decreased by $123,017, and operating lease liabilities net with operating lease assets increased by $39,003 as a result from the adoption of new lease guidance ASU No. 2016-02.

During the three months ended October 31, 2020, we recorded loss including noncontrolling interests of $659,150 , incurred non-cash depreciation of $19,141, prepaid and other current receivables increased by $21,729, inventory increased by $87,962, other assets decreased by $87,026, contract liabilities increased by $75,203, related party payables net with receivables increased by $12,607, and operating lease liabilities net with operating lease assets increased by $62,101 as a result from the adoption of new lease guidance ASU No. 2016-02.

Investing activities

Cash used in investing activities was $127,928 for the three months ended October 31, 2021 as compared to $12,264 cash provided by investing activities for the corresponding period in 2020. During the three months ended October 31, 2021, the cash used in investing activities was primarily due to the expenditure of leasehold improvements in HF Int’l Education.

During the three months ended October 31, 2020, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,264, see Note 4 Acquisitions and Joint Ventures.

Financing activities

Cash provided by financing activities was $529,995 for the three months ended October 31, 2021 as compared to $510,187 cash provided by financing activities for the three months ended October 31, 2020. The cash flows provided by financing activities for the three months ended October 31, 2021 was primarily attributable to $469,995 funding support from related parties, $60,000 proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 12 Related Party Transactions.

The cash flows provided by financing activities for the three months ended October 31, 2020 was primarily attributable to $506,288 funding support from related parties, $25,156 notes payable with interest offset by $21,257 finance lease principal payment. The notes payable was borrowed from one related party with 5% annual interest rate.

Future Capital Expenditures

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). As of October 31, 2021, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2021, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2021, we have no other material contractual commitments except the office building and property leases which are included Note 10 Leases.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. There have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2021, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the three months period ended October 31, 2021, there has been no change in internal control within the Company.

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

We were not subject to any other legal proceedings during the three months ended October 31, 2021, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: December 15, 2021	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

