Form 10-Q
period 2022-01-31
Hartford Great Health Corp.
filed 2022-03-22
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of March 18, 2022.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2022	July 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$11,543	$27,612
Restricted cash	-	26,566
Prepaid and Other current receivables	170,475	286,232
Related party receivable	417,292	325,864
Inventory	326,398	323,814
Total Current Assets	925,708	990,088
Non-current Assets
Property and equipment, net	715,084	593,517
ROU assets-operating lease	3,431,209	3,837,186
Other assets	242,816	321,807
Total Non-current Assets	4,389,109	4,752,510
TOTAL ASSETS	$5,314,817	$5,742,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$5,367,379	$4,391,325
Contract liabilities	702,591	545,346
Current operating Lease liabilities	1,223,111	1,130,406
Other current payable	495,038	471,603
Total Current Liabilities	7,788,119	6,538,680
Long-term loan from related party	684,614	657,572
Lease liabilities, noncurrent	3,145,506	3,532,796
TOTAL LIABILITIES	11,618,239	10,729,048

Commitments and contingencies (Note 13)	-	-

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of January 31, 2022 and July 31, 2021.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(6,923,149)	(5,821,519)
Accumulated other comprehensive loss	(303,008)	(233,487)
Noncontrolling interest	(1,350,894)	(1,205,073)
Total Stockholders’ Deficit	(6,303,422)	(4,986,450)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,314,817	$5,742,598

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2022	2021	2022	2021
Tuition revenue	$169,548	$88,593	$324,912	$135,186
Service revenue	17,403	14,332	31,851	47,126
Total revenue	186,951	102,925	356,763	182,312
Operating cost and expenses
Cost of revenue	281,596	194,593	616,600	328,541
Depreciation and amortization	34,791	15,482	63,010	34,623
Selling, general and administrative	494,168	861,205	973,708	1,445,709
Total Operating Cost and Expenses	810,555	1,071,280	1,653,318	1,808,873
Operating Loss	(623,604)	(968,355)	(1,296,555)	(1,626,561)
Other Income (Expense)
Interest (expense), net	(16,695)	(3,005)	(32,861)	(3,827)
Gain on disposal of subsidiary	-	104,317	-	104,317
Other income, net	57,102	895	98,059	1,573
Other income (expense), net	40,407	102,207	65,198	102,063
Loss before income taxes	(583,197)	(866,148)	(1,231,357)	(1,524,498)
Income Tax Expense	-	-	-	800
Net Loss	(583,197)	(866,148)	(1,231,357)	(1,525,298)
Less: net loss attributable to noncontrolling Interest	(63,099)	(222,087)	(129,727)	(356,480)
Net Loss Attributable to
Hartford Great Health Corp	$(520,098)	$(644,061)	$(1,101,630)	$(1,168,818)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	100,108,000	99,847,130	100,108,000	99,477,565

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2022	2021	2022	2021
Net Loss	$(520,098)	$(644,061)	$(1,101,630)	$(1,168,818)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(39,047)	(141,125)	(85,615)	(249,581)
Total other comprehensive loss	(39,047)	(141,125)	(85,615)	(249,581)
Less： total other comprehensive loss attributable to noncontrolling interest	(7,001)	(32,799)	(16,094)	(61,011)
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(32,046)	(108,326)	(69,521)	(188,570)
Total Comprehensive Loss	$(552,144)	$(752,387)	$(1,171,151)	$(1,357,388)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss)	-	-	-	(1,101,630)	-	(129,727)	(1,231,357)
Foreign currency translation adjustment	-	-	-	-	(69,521)	(16,094)	(85,615)
Balance, January 31, 2022 (Unaudited)	100,108,000	100,108	2,173,521	(6,923,149)	(303,008)	(1,350,894)	(6,303,422)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2020	99,108,000	99,108	2,154,521	(3,568,185)	(55,146)	(917,489)	(2,287,191)
Net (loss)	-	-	-	(1,168,818)	-	(356,480)	(1,525,298)
Issuance of common stock	1,000,000	1,000	19,000	-	-	-	20,000
Disposal of subsidiary	-	-	-	-	-	(62,082)	(62,082)
Foreign currency translation adjustment	-	-	-	-	(188,570)	(61,011)	(249,581)
Balance, January 31, 2021 (Unaudited)	100,108,000	100,108	2,173,521	(4,737,003)	(243,716)	(1,397,062)	(4,104,152)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,231,357)	$(1,525,298)
Adjustments to reconcile net loss including noncontrolling interests to net cash (used in) operating activities:
Depreciation and amortization	63,010	34,623
Disposal of subsidiary, including noncontrolling interest	-	(104,317)
Loss on disposal of property and equipment	-	749
Changes in operating assets and liabilities:
Prepaid and Other current receivables	123,814	(52,614)
Inventory	2,512	(294,976)
Other assets	78,935	(50,288)
Related party receivables and payables	48,897	21,190
Contract liabilities	147,461	160,146
Other current payable	15,877	383,784
Operating lease assets and liabilities	83,483	95,006
Other liabilities	14,084	13,345
Net cash (used in) operating activities	(653,284)	(1,318,650)
Cash flows from investing activities:
Cash proceeds from Acquisitions	-	27,497
Cash used in Acquisitions	-	(14,972)
Disposal of subsidiary	-	(30,116)
Purchases of property and equipment	(174,317)	(98,267)
Net cash (used in) provided by investing activities	(174,317)	(115,858)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	20,000
Proceeds of related party notes payable	80,000	70,000
Principal payments on finance lease	-	(21,710)
Advances from related parties	704,576	1,345,843
Net cash provided by financing activities	784,576	1,414,133

Effect of exchange rate changes on cash	390	5,892

Net change in Cash, cash equivalents and restricted cash	(42,635)	(14,483)

Cash, cash equivalents and restricted cash at beginning of period	54,178	65,277
Cash, cash equivalents and restricted cash at end of period	$11,543	$50,794
Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$800
Non-cash investing and financing activities:
Payable to acquiree	$-	$10,462
Investment return through three-party settlement	$-	$753,354

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

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”). On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). Gelinke temporally ceased its operations by the end of August 2021

Basis of Presentation

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

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company recorded $702,591 and $545,346 unsatisfied performance obligations and contract liabilities as of January 31, 2022 and July 31, 2021, respectively.

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the three months ended January 31, 2022 and 2021, $169,548 and $88,593 respectively, of revenue were derived from early childhood education classes provided. For the six months ended January 31, 2022 and 2021, $324,912 and $135,186 respectively, of revenue were derived from early childhood education classes provided

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $6,923,149 as of January 31, 2022. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Assets Acquired and
Liabilities Assumed
Cash and cash equivalents	1,809
Restricted Cash	25,009
Prepaid and Other current receivables	4,696
Property and Equipment, net	4,294
Unearned revenue	(78,696)
Goodwill	67,712
Total consideration*	24,824

*	$10,462(RMB70,000) payable to the acquiree plus $14,362 (RMB100,000) cash payment totaled $24,824 consideration for the acquisition.

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

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), As of January 31, 2022, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on executing dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

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

NOTE 4. RESTRICTED CASH

The Company early adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. The restricted cash are collaterals required by the local government in China for the early education license Gelinke held as of July 31, 2021.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	January 31, 2022	July 31, 2021
	(unaudited)
Cash and cash equivalents	$11,543	$27,612
Restricted cash	-	26,566
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$11,543	$54,178

NOTE 5. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable amounts of $170,475 and $286,232 as of January 31, 2022 and July 31, 2021, respectively, mainly consist of advances for purchase and renovation project, employee operating advances and others.

NOTE 6. INVENTORY

Inventory mainly consists of books, the early childhood education materials. Inventory is stated at the lower of cost or net realizable value. As of January 31, 2022 and July 31, 2021, inventory balance was $326,398 and $323,814, respectively.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
	(unaudited)
Leasehold improvements	$422,473	$214,184
Finance lease assets	295,307	290,714
Furniture and fixtures	313,251	289,000
Office equipment and vehicles	164,459	161,529
Construction in progress	18,834	67,044
	1,214,324	1,022,471
Less: accumulated depreciation and amortization	(499,240)	(428,954)
	$715,084	$593,517

Depreciation expense for the three months ended January 31, 2022 and 2021, was $34,791 and $15,482, respectively. Depreciation expense for the six months ended January 31, 2022 and 2021, was $63,010 and $34,623, respectively.

NOTE 8. OTHER ASSETS

Other assets consist of the following at January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
	(unaudited)
Other miscellaneous assets	$28,016	$32,308
Rental deposits	214,800	289,499
	$242,816	$321,807

NOTE 9. OTHER CURRENT PAYABLES

The following is a breakdown of the accounts and other payables as of January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
	(unaudited)
Payable to acquirees	$153,708	$151,317
Accrued payroll	13,352	11,064
Payable to publisher	70,744	139,287
Other payables	257,234	169,935
	$495,038	$471,603

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

In July and September 2021, HF Int’l Education entered two sublease agreements to sublease some office spaces with two-year term. Amount of $53,874 and $88,585 were recognized as sublease income, included under other income, for the three and six months ended January 31, 2022, respectively.

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

HZHF terminated its original office lease on January 6, 2021. Approximately $287,000 ROU and $258,000 lease liability associated with the original lease agreement were eliminated. On January 9, 2021, HFHZ entered into a two-year new lease with smaller space at the same location. Approximately $49,000 ROU and lease liability, respectively, were recognized with the new lease at lease commencement date. On December 10, 2021, an early termination agreement was entered to terminate this lease on December 30, 2021. As a result, approximately $27,000 ROU and lease liability, respectively, associated with this lease as of December 30, 2021 were eliminated.

The finance lease was obtained through HZLJ acquisition on March 22, 2019. On October 1, 2010, HZLJ took over the lease of the land and hotel building for 41 years. Finance lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease-related assets and liabilities at January 31, 2022 and July 31, 2021 were as follows:

	January 31,	July 31,
	2022 (unaudited)	2021
Assets
Finance lease right-of-use assets, cost	$295,307	$290,714
Less: accumulated amortization	(83,308)	(80,547)
Finance lease right-of-use assets, net	211,999	210,167
ROU assets-Operating lease	3,431,209	3,837,186
Total Lease ROU assets	$3,643,208	$4,047,353
Liabilities
Current Operating Lease liabilities	$1,223,111	$1,130,406
Operating lease liabilities, noncurrent	2,756,769	3,164,081
Finance lease liabilities, noncurrent	388,737	368,715
Total Lease liabilities	$4,368,617	$4,663,202

No impairment of the ROU assets was identified during the three and six months ended January 31, 2022. Considering the surge of COVID cases in Shanghai as of the reporting date, the Company will further evaluate the impacts from the pandemic.

The components of lease cost for the periods ended January 31, 2022 and 2021:

	Three months ended January 31,		Six months ended January 31,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Operating lease cost	$286,061	$344,638	$592,605	$690,351
Finance leases:
Amortization of ROU assets	1,798	1,852	3,573	3,564
Interest on finance lease liabilities	7,087	7,206	14,084	13,867
Finance lease cost	8,885	9,058	17,657	17,431
Total lease cost	$294,946	$353,696	$610,262	$707,782

Supplemental cash flow information for leases for the six months ended January 31, 2022 and 2021:

	Six months ended January 31,
	2022	2021
Operating cash flows paid for operating leases	$427,190	$300,344
Financing cash flows paid for finance leases	-	21,710

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases was as follows:

	January 31, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.6	29.5
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at January 31, 2022:

	Operating Leases	Finance Leases
2022	$951,599	$23,581
2023	1,161,870	24,367
2024	1,214,909	25,153
2025	1,125,262	25,939
2026	89,419	26,725
2027 and thereafter	-	970,761
Total lease payments	$4,543,059	$1,096,526
Per Less interest	(563,179)	(707,789)
Present value of future lease payments	$3,979,880	$388,737
Current Lease liabilities	1,223,111	-
Noncurrent Lease liabilities	2,756,769	388,737

NOTE 11. RELATED PARTY TRANSACTIONS

Related Party Receivables

As both of January 31, 2022 and July 31, 2021, $nil was due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of HZLJ. The original balance was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. The balance was settled through a Three-way settlement agreement on December 31, 2020, see following “Three-Party Settlement Agreement” paragraph for detail. For the three months and six months ended January 31, 2021, $9,778 and $18,374 of interest income were recognized, respectively. For the three months and six months ended January 31, 2022, $nil of interest income were recognized, respectively.

$386,871 advances to HFHM were made pursuant to the license agreements entered by HF Int’l Education and its three subsidiaries. See Note 13 for details. The remaining related party receivable of $30,421 and $29,948 as of January 31, 2022 and July 31, 2021, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Loan and Payables

As of January 31, 2022 and July 31, 2021, amounts of $594,452 and $616,159, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

As of January 31, 2022 and July 31, 2021, amount of $628,833 and $619,051, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,714,620 and $2,926,782 as of January 31, 2022 and July 31, 2021, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

From September 2020 to January 2022, the Company borrowed several notes in a total amount of $225,000, in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $2,748 and $5,209 of interest expense, respectively, were recorded during the three and six months ended January 31, 2022, respectively. $770 and $926 of interest expense were recognized during the three and six months ended January 31, 2021, respectively. The unpaid principal and interest are due on demand.

The remaining related party payable of $195,409 and $80,477 as of January 31, 2022 and July 31, 2021, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Long-term Loan from Related Party

As of January 31, 2022 and July 31, 2021, the Company has $684,614 and $657,572, respectively, short-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s ex-CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021 with a two-year extension to April 30, 2024 on April 30,2021, bearing approximately 2.5% and 4% annual interest during the two loan terms. $6,701 and $13,360 of interest expense were recognized during the three and six months ended January 31, 2022, respectively. $3,909 and $7,658 of interest expense were recognized during the three and six months ended January 31, 2021, respectively. The principal and unpaid interest are due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of January 31, 2022 and July 31, 2021, the estimated fair value of long term loan payable was approximately $679,609 and $655,940, respectively.

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

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principal and interest will be due on the maturity dates. As of January 31, 2022, no balance was withdrawn from the two lines of credits by HF Int’l Education.

NOTE 12. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of January 31, 2022 and 2021:

Name of Entity	% of Non-Controlling Interests	July 31, 2021	Net loss	Foreign currency translation adjustment	January 31, 2022 (unaudited)
HZLJ	40.0%	$(962,998)	$(28,343)	$(11,952)	$(1,003,293)
HF Int’l Education	10.0%	(242,075)	(101,384)	(4,142)	(347,601)
Total		$(1,205,073)	$(129,727)	$(16,094)	$(1,350,894)

Name of Entity	% of Non-Controlling Interests	July 31, 2020	Net loss	Restructure of subsidiary	Disposal of subsidiary	Foreign currency translation adjustment	July 31, 2021
HZLJ	40.0%	$(889,068)	$(42,285)	$-	$-	$(31,645)	$(962,998)
HF Int’l Education	*10.0%	(88,692)	(548,547)	403,131	-	(7,967)	(242,075)
Qiao Garden Intl Travel	-	60,271	1,827	-	(62,098)	-	-
Total		$(917,489)	$(589,005)	$403,131	$(62,098)	$(39,612)	$(1,205,073)

*	90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is held by Mr. Song, ex-CEO of the Company on behalf of an unrelated individual. However, HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ, thus, SHHZJ is not considered a VIE of HF Int’l Education. In June 2021, SHHZJ and one individual shareholder transferred a total 14.5% noncontrolling interest of HF Int’l Education to SHHF at zero cost, see note 4 Acquisitions, joint ventures and deconsolidation.

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

License agreements

In June 2021, HF Int’l Education and its three subsidiaries: PDHJ, HDFD and Gelinke entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four set of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 90% of its tuition revenue generated to HFHM as license usage fee. For the three and six months ended January 31, 2022, the Company incurred $152,594 and $292,421, respectively, license fees. As of January 31, 2022 and July 31, 2021, the Company advanced $386,871 and $295,916, respectively, to HFHM for the future license fees.

NOTE 14. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of January 31, 2022 and revenue generated during the six months ended January 31, 2022, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$31,851	$324,912	$-	$356,763
Operating loss	(99,740)	(1,111,353)	(85,462)	(1,296,555)
Loss before tax	(126,852)	(1,013,835)	(90,670)	(1,231,357)
Net Loss Attributable to Hartford Great Health Corp	(98,508)	(912,452)	(90,670)	(1,101,630)
Total assets (excluding Intercompany balances)	340,600	5,073,492	(99,275)	5,314,817

Segment information on assets as of January 31, 2021 and revenue generated during the six months ended January 31, 2021, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$47,126	$135,186	$-	$182,312
Operating loss	(184,974)	(1,357,144)	(84,443)	(1,626,561)
Loss before tax	(82,321)	(1,356,807)	(85,370)	(1,524,498)
Net Loss Attributable to Hartford Great Health Corp	(58,259)	(1,024,389)	(86,170)	(1,168,818)
Total assets (excluding Intercompany balances)	391,550	6,703,103	36,573	7,131,226

NOTE 15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted subsequent event disclosed below.

On February 8, 2022, the Company borrowed a note in the amount of $20,000, in form of a short-term loan at 5% per annum from a related party.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the six month periods ending January 31, 2022. It also analyzes our financial condition at January 31, 2022 and compares it to our financial condition at July 31, 2021. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2021, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2022, including footnotes, which are included in this quarterly report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2021 and 20120, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

After further ease of restrictions from the pandemic, the Company will re-run special franchise promotion. There will be a great reduction in franchise fees for the first twenty childcare center that join “HaiDeFuDe” brand. In doing so, the Company expect to generate a revised revenue of RMB8,000,000 from 25 franchisees by the end of 2022.

Results of Operations – Three Months Ended January 31, 2022 Compared to Three Months Ended January 31, 2021

Revenue: We recognized $186,951 and $102,925 revenue in the three months ended January 31, 2022 and 2021, respectively. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Cost and Expenses: Cost of revenue increased to $281,596 for the three months ended January 31, 2022, compared to $194,593 during the comparable period of 2021. The increase of Cost of revenue was mainly due to the license fees paid to HFHM, see note 13. During the three months ended January 31, 2022, selling, general and administrative expenses decreased by $367,037 compared to the comparable period in 2021, primarily due to the reduction of payroll and rent cost because the company closed some education centers during the pandemic.

Other Income (Expense): Other income, net decreased to $40,407 for the three months ended January 31, 2022, compared to $102,207 for the corresponding period of 2021. Other income for the three months ended January 31, 2022 was mainly resulted from sublease income offset by interest expenses. Other income for the three months ended January 31, 2021 was mainly resulted from the gain on disposal of subsidiary.

Net Loss Attributable to Noncontrolling Interest: For the three months ended January 31, 2022, we recorded a net loss attributable to noncontrolling interest $63,099 compared to $222,087 for the corresponding period of 2021. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $520,098 or $(0.01) per share for the three months ended January 31, 2022, compared to a net loss of $644,061 or $(0.01) per share for the three months ended January 31, 2021, a decrease in loss of $123,963 due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2022 Compared to Six Months Ended January 31, 2021

Revenue: We recognized $356,763 and $182,312 revenue in the six months ended January 31, 2022 and 2021, respectively. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Cost and Expenses: Cost of revenue increased to $616,600 for the six months ended January 31, 2022, compared to $328,541 during the comparable period of 2021. The increase of Cost of revenue was mainly due to the license fees paid to HFHM, see note 14. During the six months ended January 31, 2022, selling, general and administrative expenses decreased by $472,001 compared to the comparable period in 2021, primarily due to the reduction of payroll and rent cost because the company closed some education centers during the pandemic.

Other Income (Expense): Other income, net decreased to $65,198 for the six months ended January 31, 2022, compared to $102,063 for the corresponding period of 2021. Other income for the six months ended January 31, 2022 was mainly resulted from sublease income offset by interest expenses. Other income for the six months ended January 31, 2021 was mainly resulted from the gain on disposal of subsidiary.

Net Loss Attributable to Noncontrolling Interest: For the six months ended January 31, 2022, we recorded a net loss attributable to noncontrolling interest $129,727 compared to $356,480 for the corresponding period of 2020. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,101,630 or $(0.01) per share for the six months ended January 31, 2022, compared to a net loss of $1,168,818 or $(0.01) per share for the six months ended January 31, 2021, a decrease in loss of $67,188 due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2022, we had a working capital deficit of $6,862,411 comprised of current assets of $925,708 and current liabilities of $7,788,119.

This represents an increase of $1,313,819 in the working capital deficit from the July 31, 2021 amount of $5,548,592. During the six months ended January 31, 2022, our working capital deficit increased primarily because the additional advances from related parties for business operating.

We believe that our funding requirements for the next twelve months will be in excess of $1,600,000. We are currently seeking for further funding through related parties’ loan and finance.

As of January 31, 2022, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Six months ended January 31, 2022 Compared to Six months ended January 31, 2021

Operating Activities

During the six months ended January 31, 2022, $653,284 used in operating activities as compared to $1,318,650 used in the operations during the six months ended January 31, 2021. During the six months ended January 31, 2022, we recorded loss including noncontrolling interests of $1,231,357 , incurred non-cash depreciation of $63,010, prepaid and other current receivables decreased by $123,814, other assets decreased by $78,935 , other current payable increased by $15,877, contract liabilities increased by $147,461, related party payables net with receivables increased by $48,897, and operating lease liabilities net with operating lease assets increased by $83,483 as a result from the adoption of new lease guidance ASU No. 2016-02.

During the six months ended January 31, 2021, we recorded loss including noncontrolling interests of $1,525,298, incurred non-cash depreciation of $34,623, gain on disposal of subsidiary of $104,317, prepaid and other current receivables increased by $52,614, inventory increased by $294,976, other assets increased by $50,288, contract liabilities increased by $160,146, other current payable increased by $383,784, related party payables net with receivables increased by $21,190, other liabilities increased by $13,345 and operating lease liabilities net with operating lease assets increased by $95,006 as a result from the adoption of new lease guidance ASU No. 2016-02.

Investing activities

Cash used in investing activities was $174,317 for the six months ended January 31, 2022 as compared to $115,858 for the corresponding period in 2021. During the six months ended January 31, 2022, the cash used in investing activities was primarily due to the expenditure of leasehold improvements in HF Int’l Education.

During six months ended January 31, 2021, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,525, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Intel Travel with cash net outflow of $30,116, see note 4 Acquisitions, Joint Ventures and Deconsolidation., and Property and equipment purchases of $98,267.

Financing activities

Cash provided by financing activities was $784,576 for the six months ended January 31, 2022 as compared to $1,414,133 cash provided by financing activities for the six months ended January 31, 2021. The cash flows provided by financing activities for the six months ended January 31, 2022 was primarily attributable to $704,576 funding support from related parties, $80,000 proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 12 Related Party Transactions.

The cash flows provided by financing activities for the six months ended January 31, 2021 was primarily attributable to $1,345,843 funding support from related parties, $70,000 notes payable from one related party, $20,000 proceeds from stock issuance, offset by $21,710 finance lease principal payment.

Future Capital Expenditures

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). As of January 31, 2022, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2022, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2022, we have no other material contractual commitments except the office building and property leases which are included Note 11 Leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2022, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the six months period ended January 31, 2022, there has been no change in internal control within the Company.

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

We were not subject to any other legal proceedings during the six months ended January 31, 2022, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

The following exhibits are filed with or incorporated by referenced in this report:

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rose Hong Wang.

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rose Hong Wang and Sheng-Yih Chang

101 Interactive Data Files

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: March 22, 2022	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

