Form 10-Q
period 2022-04-30
Hartford Great Health Corp.
filed 2022-07-07
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of July 7, 2022.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2022	July 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,420	$27,612
Restricted cash	-	26,566
Prepaid and other current receivables	187,668	286,232
Related party receivable	315,124	325,864
Inventory	311,390	323,814
Total Current Assets	830,602	990,088
Non-current Assets
Property and equipment, net	660,984	593,517
ROU assets-operating lease	3,100,933	3,837,186
Other assets	231,410	321,807
Total Non-current Assets	3,993,327	4,752,510
TOTAL ASSETS	$4,823,929	$5,742,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$6,129,288	$4,391,325
Contract liabilities	597,305	545,346
Current operating Lease liabilities	1,277,300	1,130,406
Other current payable	478,962	471,603
Total Current Liabilities	8,482,855	6,538,680
Long-term loan from related party	-	657,572
Lease liabilities, noncurrent	2,785,078	3,532,796
TOTAL LIABILITIES	11,267,933	10,729,048
Commitments and contingencies (Note 13)	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of April 30, 2022 and July 31, 2021.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(7,318,415)	(5,821,519)
Accumulated other comprehensive loss	(105,761)	(233,487)
Noncontrolling interest	(1,293,457)	(1,205,073)
Total Stockholders’ Deficit	(6,444,004)	(4,986,450)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,823,929	$5,742,598

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2022	2021	2022	2021
Tuition revenue	$151,930	$98,313	$476,842	$233,499
Service revenue	5,840	39,579	37,691	86,705
Total revenue	157,770	137,892	514,533	320,204
Operating cost and expenses
Cost of revenue	267,968	216,991	884,568	545,532
Depreciation and amortization	27,958	26,039	90,968	60,662
Selling, general and administrative	340,133	481,820	1,313,841	1,927,529
Total operating cost and expenses	636,059	724,850	2,289,377	2,533,723
Operating Loss	(478,289)	(586,958)	(1,774,844)	(2,213,519)
Other Income (Expense)
Interest (expense) income, net	(16,768)	(11,747)	(49,629)	(15,574)
Gain on disposal of subsidiary	-	-	-	104,317
Other income (expense), net	52,501	256	150,560	1,829
Other income (expense), net	35,733	(11,491)	100,931	90,572
Loss before income taxes	(442,556)	(598,449)	(1,673,913)	(2,122,947)
Income Tax Expense	800	-	800	800
Net Loss	(443,356)	(598,449)	(1,674,713)	(2,123,747)
Less: net loss attributable to noncontrolling Interest	(48,090)	(130,040)	(177,817)	(486,520)

Net Loss Attributable to Hartford Great Health Corp	$(395,266)	$(468,409)	$(1,496,896)	$(1,637,227)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000	100,108,000	99,683,092

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2022	2021	2022	2021
Net Loss	$(395,266)	$(468,409)	$(1,496,896)	$(1,637,227)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	242,246	31,991	156,631	(217,590)
Total other comprehensive loss	242,246	31,991	156,631	(217,590)
Less： total other comprehensive loss attributable to noncontrolling interest	44,999	8,731	28,905	(52,280)
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	197,247	23,260	127,726	(165,310)
Total Comprehensive Loss	$(198,019)	$(445,149)	$(1,369,170)	$(1,802,537)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss)	-	-	-	(1,496,896)	-	(177,817)	(1,674,713)
Investment from noncontrolling interest	-	-	-	-	-	60,528	60,528
Foreign currency translation adjustment	-	-	-	-	127,726	28,905	156,631
Balance, April 30, 2022 (unaudited)	100,108,000	100,108	2,173,521	(7,318,415)	(105,761)	(1,293,457)	(6,444,004)

					Accumulated		Total
	Common Stock		Additional Paid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2020	99,108,000	99,108	2,154,521	(3,568,185)	(55,146)	(917,489)	(2,287,191)
Net (loss)	-	-	-	(1,637,227)	-	(486,520)	(2,123,747)
Issuance of common stock	1,000,000	1,000	19,000	-	-	-	20,000
Disposal of subsidiary	-	-	-	-	-	(62,098)	(62,098)
Foreign currency translation adjustment	-	-	-	-	(165,310)	(52,280)	(217,590)
Balance, April 30, 2021 (unaudited)	100,108,000	100,108	2,173,521	(5,205,412)	(220,456)	(1,518,387)	(4,670,626)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,674,713)	$(2,123,747)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	90,968	60,662
Disposal of subsidiary, including noncontrolling interest	-	(104,317)
Loss on disposal of property and equipment	-	755
Changes in operating assets and liabilities:
Prepaid and Other current receivables	91,801	(75,917)
Inventory	5,393	(297,558)
Other assets	89,376	(45,456)
Related party receivables and payables	89,323	26,308
Contract liabilities	66,188	260,420
Other current payable	18,356	312,453
Operating lease assets and liabilities	161,110	74,147
Other liabilities	21,167	20,193
Net cash used in operating activities	(1,041,031)	(1,892,057)
Cash flows from investing activities:
Cash proceeds from Acquisitions	-	27,738
Cash used in Acquisitions	-	(15,103)
Disposal of subsidiary	-	(30,116)
Purchases of property and equipment	(174,277)	(137,516)
Net cash used in investing activities	(174,277)	(154,997)
Cash flows from financing activities:
Contribution from noncontrolling interest	62,509	-
Proceeds from issuance of common stock	-	20,000
Proceeds of related party notes payable	120,000	125,000
Principal payments on finance lease	(23,441)	(21,900)
Advances from related parties	1,018,395	1,941,842
Net cash provided by financing activities	1,177,463	2,064,942

Effect of exchange rate changes on cash	87	7,935
Net change in Cash, cash equivalents and restricted cash	(37,758)	25,823
Cash, cash equivalents and restricted cash at beginning of period	54,178	65,277
Cash, cash equivalents and restricted cash at end of period	$16,420	$91,100

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$800
Non-cash investing and financing activities:
Payable to acquiree	$-	$10,462
Investment return through three-party settlement	$-	$759,947

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

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”). On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). Gelinke temporally ceased its operations by the end of August 2021. On August 31, 2021, PDHJ established one 96% owned subsidiary, Shanghai HDFD Zhongli Education Technology Co., Ltd. (“Zhongli”), two individual investors hold the remaining 4% ownership, see note 4 Acquisitions, Joint Ventures and Deconsolidation.

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

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2019, applying the modified retrospective method to all contracts that were not completed as of August 1, 2019. The Company is building up its core business upon the completion of multiple acquisitions in 2019, limited operations occurred during the periods ended April 30, 2022 and 2021 impacted by COVID-19 pandemic.

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount of consideration to which we expect to be entitled to in exchange for those goods or services. We follow the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Billings to customers for which services are not rendered are considered deferred revenue. ASC 606 has no material impacts on the Company’s financial positions. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company recorded $597,305 and $545,346 unsatisfied performance obligations and contract liabilities as of April 30, 2022 and July 31, 2021, respectively.

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the three months ended April 30, 2022 and 2021, $151,930 and $98,313 respectively, of revenue were derived from early childhood education classes provided. For the nine months ended April 30, 2022 and 2021, $476,842 and $233,499 respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $7,318,415 as of April 30, 2022. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

NOTE 3. ACQUISITIONS, JOINT VENTURES AND DECONSOLIDATION

Joint Ventures

On March 22, 2019, HFSH entered into a joint venture agreement (the “JV agreement”) with Shanghai Jingyu Education Tech Ltd. (“SH Jingyu”) and one individual investor, to form a new entity - HF Int’l Education to provide childcare education services. HFSH initially owned 65.0% ownership of HF Int’l Education, and reduced to 61.0% during the year ended on July 31, 2020 because of equity transactions between noncontrolling shareholders. On June 19, 2020, the board of HF Int’l Education decided to increase registered capital to RMB10 million from RMB5 million, and three out of four noncontrolling shareholders gave up the subscription rights. As a result, HFSH held 75.5% of HF Int’l Education and a total of 24.5% equity was held by noncontrolling shareholders. Pursuant to the board meeting held on June 1, 2021, the noncontrolling shareholders sold a total 14.5% equity at zero consideration to HFSH. As a result, HFSH holds 90.0% of HF Int’l Education and $403,131 noncontrolling loss was absorbed by HFSH as a result of the ownership restructure at HF Int’l Education.

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

On August 31, 2021, PDHJ, one of HF Int’l Education’s wholly owned subsidiary, entered into a joint venture agreement with two individual investors, to form a new entity - Shanghai HDFD Zhongli Education Technology Co., Ltd. (“Zhongli”) to provide education related services or technology. PDHJ holds 96% ownership of Zhongli and the two individual investors holds 4% ownership. The registered capital for Zhongli is RMB 20 million. Zhongli obtained the business license on January 30, 2022. As of April 30, 2022, amount of RMB 0.4 million capital were injected and the remaining of RMB 19.6 million is to be contributed by the shareholders.

Operation result of HF Int’l Education and Zhongli are included in the Company’s consolidated financial statements commencing on the formation date. The Company classifies the ownership interest held by other parties as “Noncontrolling interest” on the consolidated balance sheet.

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

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”), As of April 30, 2022, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on executing dates. There was no penalty levied or to be levied due to delayed execution or inexecution.

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

	April 30, 2022 (unaudited)	July 31, 2021
Cash and cash equivalents	$16,420	$27,612
Restricted cash	-	26,566
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,420	$54,178

NOTE 5. PREPAID AND OTHER CURRENT RECEIVABLES

Prepaid and other current receivable amounts of $187,668 and $286,232 as of April 30, 2022 and July 31, 2021, respectively, mainly consist of advances for purchase and renovation project, employee operating advances and others.

NOTE 6. INVENTORY

Inventory mainly consists of books, the early childhood education materials. Inventory is stated at the lower of cost or net realizable value. As of April 30, 2022 and July 31, 2021, inventory balance was $311,390 and $323,814, respectively.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at April 30, 2022 and July 31, 2021:

	April 30, 2022 (unaudited)	July 31, 2021
Leasehold improvements	$406,651	$214,184
Finance lease assets	284,248	290,714
Furniture and fixtures	301,517	289,000
Office equipment and vehicles	157,937	161,529
Construction in progress	18,128	67,044
	1,168,481	1,022,471
Less: accumulated depreciation and amortization	(507,497)	(428,954)
	$660,984	$593,517

Depreciation expense for the three months ended April 30, 2022 and 2021, was $27,958 and $26,039, respectively. Depreciation expense for the nine months ended April 30, 2022 and 2021, was $90,968 and $60,662, respectively.

NOTE 8. OTHER ASSETS

Other assets consist of the following at April 30, 2022 and July 31, 2021:

	April 30, 2022 (unaudited)	July 31, 2021
Other miscellaneous assets	$24,655	$32,308
Rental deposits	206,755	289,499
	$231,410	$321,807

NOTE 9. OTHER CURRENT PAYABLES

The following is a breakdown of the accounts and other payables as of April 30, 2022 and July 31, 2021:

	April 30, 2022 (unaudited)	July 31, 2021
Payable to acquirees	$147,951	$151,317
Accrued payroll	30,036	11,064
Payable to publisher	68,094	139,287
Other payables	232,881	169,935
	$478,962	$471,603

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

In July and September 2021, HF Int’l Education entered two sublease agreements to sublease some office spaces with two-year term. Amount of $38,222 and $126,807 were recognized as sublease income, included under other income, for the three and nine months ended April 30, 2022, respectively.

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

Lease-related assets and liabilities at April 30, 2022 and July 31, 2021 were as follows:

	April 30, 2022 (unaudited)	July 31, 2021
Assets
Finance lease right-of-use assets, cost	$284,248	$290,714
Less: accumulated amortization	(73,632)	(80,547)
Finance lease right-of-use assets, net	210,616	210,167
ROU assets-Operating lease	3,100,933	3,837,186
Total Lease ROU assets	$3,311,549	$4,047,353
Liabilities
Current Operating Lease liabilities	$1,277,300	$1,130,406
Operating lease liabilities, noncurrent	2,426,766	3,164,081
Finance lease liabilities, noncurrent	358,312	368,715
Total Lease liabilities	$4,062,378	$4,663,202

No impairment of the ROU assets was identified during the three and nine months ended April 30, 2022.

The components of lease cost for the periods ended April 30, 2022 and 2021:

	Three months ended April 30,		Nine months ended April 30,
	2022 (unaudited)	2021(unaudited)	2022 (unaudited)	2021(unaudited)
Operating lease cost	$280,712	$356,715	$873,317	$1,047,066
Finance leases:
Amortization of ROU assets	1,797	1,744	5,370	5,308
Interest on finance lease liabilities	7,083	6,785	21,167	20,652

Finance lease cost	8,880	8,529	26,537	25,960
Total lease cost	$289,592	$365,244	$899,854	$1,073,026

Supplemental cash flow information for leases for the nine months ended April 30, 2022 and 2021:

	Nine months ended April 30,
	2022	2021
Operating cash flows paid for operating leases	$616,388	$773,347
Financing cash flows paid for finance leases	23,441	21,900

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases was as follows:

	April 30, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	3.3	29.3
Weighted-average discount rate	8%	8%

The following table reconciles the undiscounted future minimum lease payments for operating and finance leases executed at April 30, 2022:

	Operating Leases	Finance Leases
2022	$720,256	$-
2023	1,118,356	23,455
2024	1,169,408	24,211
2025	1,083,119	24,968
2026	86,071	25,724
2027 and thereafter	-	934,403
Total lease payments	$4,177,210	$1,032,761
Less interest	(473,144)	(674,449)
Present value of future lease payments	$3,704,066	$358,312
Current Lease liabilities	1,277,300	-
Noncurrent Lease liabilities	2,426,766	358,312

NOTE 11. RELATED PARTY TRANSACTIONS

Related Party Receivables

As both of April 30, 2022 and July 31, 2021, Nil was due from Shanghai Qiaohong Real Estate Co., Ltd. (“SH Qiaohong”), the noncontrolling interest of HZLJ. The original balance was acquired through HFSH acquisition. HFSH lent the amount to SH Qiaohong for two years on June 21, 2018 bearing annual interest of six percent. On August 1, 2020, the loan has been extended to July 31, 2022. The balance was settled through a Three-way settlement agreement on December 31, 2020, see following “Three-Party Settlement Agreement” paragraph for detail. For the three months and nine months ended April 30, 2021, $0 and $18,535 of interest income were recognized, respectively. For the three months and nine months ended April 30, 2022, Nil of interest income were recognized, respectively.

$285,767 advances to HFHM were made pursuant to the license agreements entered by HF Int’l Education and its three subsidiaries. See Note 13 for details. The remaining related party receivable of $29,357 and $29,948 as of April 30, 2022 and July 31, 2021, respectively, represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables

As of April 30, 2022 and July 31, 2021, amounts of $633,625 and $616,159, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

As of April 30, 2022 and July 31, 2021, amount of $605,281 and $619,051, respectively, is payable to Shanghai Qiao Garden Property Management Group (“Qiao Garden Group”), an entity managed by the same management team. The balance was assumed through HZLJ acquisition. This payable balance does not bear interest and is considered due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,816,630 and $2,926,782 as of April 30, 2022 and July 31, 2021, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

From September 2020 to April 2022, the Company borrowed several notes in a total amount of $265,000, in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $3,078 and $8,287 of interest expense, respectively, were recorded during the three and nine months ended April 30, 2022, respectively. $1,205 and $2,131 of interest expense were recognized during the three and nine months ended April 30, 2021, respectively. The unpaid principal and interest will be due on demand.

As of April 30, 2022 and July 31, 2021, the Company has $669,046 and $657,572, respectively, short-term payable to Shanghai DuBian Assets Management Ltd. (“Dubian”), which is owned by the Company’s ex-CEO’s relative. The payable balance was assumed from the acquisition transaction. On April 30, 2019, both parties entered a long-term agreement to convert the payable to a long-term debt, with expiration date on April 30, 2021, bearing approximately 2.5 percent of annual interest. On April 30, 2021, both parties entered a second long-term agreement to extend another two years, with expiration date on April 30, 2023, bearing approximately 4 percent of annual interest. $6,563 and $19,923 of interest expense were recognized during the three and nine months ended April 30, 2022, respectively. $3,803 and $11,461 of interest expense were recognized during the three and nine months ended April 30, 2021, respectively. The unpaid principal and interest will be due on the maturity date. This loan payable is not exposed to market risk due to the stable and fixed interest rates in accordance with the loan agreements. As of April 30, 2022 and July 31, 2021, the estimated fair value of long term loan payable was approximately $660,442 and $655,940, respectively.

The remaining related party payable of $127,563 and $80,477 as of April 30, 2022 and July 31, 2021, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

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

On September 30, 2019, HF Int’l Education entered two debt agreements with the related parties, SH Qiao Hong and SH Oversea. Each debt agreement provides a line of credit up to RMB9.0 million with two-year term, bearing 3.0% annum interest rate. The unpaid principal and interest will be due on the maturity dates. As of April 30, 2022, no balance was withdrawn from the two lines of credits by HF Int’l Education.

NOTE 12. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of April 30, 2022 and 2021:

Name of Entity	% of Non- Controlling Interests	July 31, 2021	Net loss	Investment from Noncontrolling Interest	Foreign currency translation adjustment	April 30, 2022 (unaudited)
HZLJ	40.0%	$(962,998)	$(39,677)	$-	$21,917	$(980,758)
HF Int’l Education	10.0%	(242,075)	(138,133)	-	8,311	(371,897)
Zhongli	4.0%	-	(7)	60,528	(1,323)	59,198
Total		$(1,205,073)	$(177,817)	$60,528	$28,905	$(1,293,457)

Name of Entity	% of Non- Controlling Interests	July 31, 2020	Net loss	Restructure of subsidiary	Disposal of subsidiary	Foreign currency translation adjustment	July 31, 2021
HZLJ	40.0%	$(889,068)	$(42,285)	$-	$-	$(31,645)	$(962,998)
HF Int’l Education	*10.0%	(88,692)	(548,547)	403,131	-	(7,967)	(242,075)
Qiao Garden Intl Travel	-	60,271	1,827	-	(62,098)	-	-
Total		$(917,489)	$(589,005)	$403,131	$(62,098)	$(39,612)	$(1,205,073)

*	90% equity of SHHZJ, a limited partnership and 10% shareholder of HF Int’l Education, is temporarily held by Mr. Song, ex-CEO of the Company on behalf of an unrelated individual..During the period held by Mr.Song, SHHZJ was not considered a VIE as HF Int’l Education does not have the obligation to absorb losses of SHHZJ or a right to receive benefits from SHHZJ that could potentially be significant to SHHZJ. In June 2021, SHHZJ and one individual shareholder transferred a total 14.5% noncontrolling interest of HF Int’l Education to SHHF at zero cost, see note 4 Acquisitions, joint ventures and deconsolidation.

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

On March 21, 2022, HF Int’l Education filed a civil case against the  landlord demanding reductions of office rent due to mandatory business lockdown ordered by Shanghai health officials. The case has been accepted by the court and pending court date.

License agreements

In June 2021, HF Int’l Education and its three subsidiaries: PDHJ, HDFD and Gelinke entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four set of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 90% of its tuition revenue generated to HFHM as license usage fee. For the three and nine months ended April 30, 2022, the Company incurred $136,736 and $429,157, respectively, license fees. As of April 30, 2022 and July 31, 2021, the Company advanced $285,767 and $295,916, respectively, to HFHM for the future license fees.

NOTE 14. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of April 30, 2022 and revenue generated during the nine months ended April 30, 2022, as follows:

	Hospitality	Education	Corporate and unallocated	Total
Revenue	$37,691	$476,842	$-	$514,533
Operating loss	(124,724)	(1,531,351)	(118,769)	(1,774,844)
Loss before tax	(165,516)	(1,381,340)	(127,057)	(1,673,913)
Net Loss Attributable to Hartford Great Health Corp	(125,839)	(1,243,200)	(127,857)	(1,496,896)
Total assets (excluding Intercompany balances)	319,082	4,480,581	24,266	4,823,929

Segment information on assets as of April 30, 2021 and revenue generated during the nine months ended April 30, 2021, as follows:

			Corporate and
	Hospitality	Education	unallocated	Total
Revenue	$86,705	$233,499	$-	$320,204
Operating loss	(225,567)	(1,864,038)	(123,914)	(2,213,519)
Loss before tax	(132,291)	(1,863,698)	(126,958)	(2,122,947)
Net Loss Attributable to Hartford Great Health Corp	(102,377)	(1,407,092)	(127,758)	(1,637,227)
Total assets (excluding Intercompany balances)	382,491	6,462,391	56,717	6,901,599

NOTE 15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted subsequent event disclosed below.

On June 8, 2022, the Company borrowed a note in the amount of $25,000, in form of a short-term loan at 5% per annum from a related party.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the nine month periods ending April 30, 2022. It also analyzes our financial condition at April 30, 2022 and compares it to our financial condition at July 31, 2021. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2021, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2022, including footnotes, which are included in this quarterly report.

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

After only some ease of restrictions from the recent Covid lockdown in Shanghai for over two months, the Company’s educational centers remain non-operational until further announcements from the government in regard to the dynamic changes in China’s Zero-Covid policy. The Company will need to re-evaluate the early child care educational market, pending the outcome of government policy. The Company expects to generate revenue about RMB3,200,000 in 2022.

Results of Operations – Three Months Ended April 30, 2022 Compared to Three Months Ended April 30, 2021

Revenue: We recognized $157,770 and $137,892 revenue in the three months ended April 30, 2022 and 2021, respectively. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Cost and Expenses: Cost of revenue increased to $267,968 for the three months ended April 30, 2022, compared to $216,991 during the comparable period of 2021. The increase of Cost of revenue was mainly due to the license fees paid to HFHM, see note 13. During the three months ended April 30, 2022, selling, general and administrative expenses decreased by $141,687 compared to the comparable period in 2021, primarily due to the reduction of payroll and rent cost because the company closed some education centers during the pandemic.

Other Income (Expense): Other income, net increased to $35,733 for the three months ended April 30, 2022, compared to Other expense, net of $(11,491) for the corresponding period of 2021. Other income for the three months ended April 30, 2022 was mainly resulted from sublease income offset by interest expenses. Other expense for the three months ended April 30, 2021 was mainly resulted from the interest expense of related party loans offset with the interest income from the related party receivable from SH Qiaohong, which was settled through three-way settlement agreement on December 30, 2020, see note 11, Related Party Transactions.

Net Loss Attributable to Noncontrolling Interest: For the three months ended April 30, 2022, we recorded a net loss attributable to noncontrolling interest $48,090 compared to $130,040 for the corresponding period of 2021. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $395,266 or $(0.00) per share for the three months ended April 30, 2022, compared to a net loss of $468,409 or $(0.00) per share for the three months ended April 30, 2021, a decrease in loss of $73,143 due to the factors discussed above.

Results of Operations – Nine months Ended April 30, 2022 Compared to Nine months Ended April 30, 2021

Revenue: We recognized $514,533 and $320,204 revenue in the nine months ended April 30, 2022 and 2021, respectively. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Cost and Expenses: Cost of revenue increased to $884,568 for the nine months ended April 30, 2022, compared to $545,532 during the comparable period of 2021. The increase of Cost of revenue was mainly due to the license fees paid to HFHM, see note 13. During the nine months ended April 30, 2022, selling, general and administrative expenses decreased by $613,688 compared to the comparable period in 2021, primarily due to the reduction of payroll and rent cost because the company closed some education centers during the pandemic.

Other Income (Expense): Other income, net increased to $100,931 for the nine months ended April 30, 2022, compared to $90,572 for the corresponding period of 2021. Other income for the nine months ended April 30, 2022 was mainly resulted from sublease income offset by interest expenses. Other income for the nine months ended April 30, 2021 was mainly resulted from the gain on disposal of subsidiary.

Net Loss Attributable to Noncontrolling Interest: For the nine months ended April 30, 2022, we recorded a net loss attributable to noncontrolling interest

$177,817 compared to $486,520 for the corresponding period of 2020. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,496,896 or $(0.01) per share for the nine months ended April 30, 2022, compared to a net loss of $1,637,227 or $(0.02) per share for the nine months ended April 30, 2021, a decrease in loss of $140,331 due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2022, we had a working capital deficit of $7,652,253 comprised of current assets of $830,602 and current liabilities of $8,482,855.

This represents an increase of $2,103,661 in the working capital deficit from the July 31, 2021 amount of $5,548,592. During the nine months ended April 30, 2022, our working capital deficit increased primarily because the additional advances from related parties for business operating.

We believe that our funding requirements for the next twelve months will be in excess of $650,000. We are currently seeking for further funding through related parties’ loan and finance.

As of April 30, 2022, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Nine months ended April 30, 2022 Compared to Nine months ended April 30, 2021

Operating Activities

During the nine months ended April 30, 2022, $1,041,031 used in operating activities as compared to $1,892,057 used in the operations during the nine months ended April 30, 2021. During the nine months ended April 30, 2022, we recorded loss including noncontrolling interests of $1,674,713, incurred non-cash depreciation of $90,968, prepaid and other current receivables decreased by $91,801, other assets decreased by $89,376, other current payable increased by $18,356, contract liabilities increased by $ 66,188 , related party payables net with receivables increased by $89,323, other liabilities increased by $21,167 and operating lease liabilities net with operating lease assets increased by $161,110 as a result from the adoption of new lease guidance ASU No. 2016-02.

During the nine months ended April 30, 2021, we recorded loss including noncontrolling interests of $2,123,747, incurred non-cash depreciation of $60,662, gain on disposal of subsidiary, including noncontrolling interest of $104,317, prepaid and other current receivables increased by $75,917, inventory increased by $297,558, other assets increased by $45,456, contract liabilities increased by $260,420, other current payable increased by $312,453, related party payables net with receivables increased by $26,308, other liabilities increased by $20,193 and operating lease liabilities net with operating lease assets increased by $74,147 as a result from the adoption of new lease guidance ASU No. 2016-02.

Investing activities

Cash used in investing activities was $174,277 for the nine months ended April 30, 2022 as compared to $154,997 for the corresponding period in 2021. During the nine months ended April 30, 2022, the cash used in investing activities was primarily due to the expenditure of leasehold improvements in HF Int’l Education.

During nine months ended April 30, 2021, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,635, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Intel Travel with cash net outflow of $30,116, see note 4 Acquisitions, Joint Ventures and Deconsolidation., and Property and equipment purchases of $137,516.

Financing activities

Cash provided by financing activities was $1,177,463 for the nine months ended April 30, 2022 as compared to $2,064,942 cash provided by financing activities for the nine months ended April 30, 2021. The cash flows provided by financing activities for the nine months ended April 30, 2022 was primarily attributable to $1,018,395 funding support from related parties, $120,000 proceeds of notes payable from one related party with 5% annual interest rate (see Note 11 Related Party Transactions), and $62,509 contribution from noncontrolling interest (see Note 3 Acquisitions, Joint Ventures and Deconsolidation ), offset by $23,441 finance lease principal payment.

The cash flows provided by financing activities for the nine months ended April 30, 2021 was primarily attributable to $1,941,842 funding support from related parties, $125,000 notes payable from one related party, $20,000 proceeds from stock issuance, offset by $21,900 finance lease principal payment.

Future Capital Expenditures

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). As of April 30, 2022, the agreement has not yet taken effect as no consideration has been paid toward this acquisition. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on the execute date. There was no penalty levied or to be levied due to delayed execution or no-execution of those agreements.

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2022, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2022, we have no other material contractual commitments except the office building and property leases which are included Note 10 Leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2022, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the nine months period ended April 30, 2022, there has been no change in internal control within the Company.

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

On March 21, 2022, HF Int’l Education filed a civil case against the landlord demanding reductions of office rent due to mandatory business lockdown ordered by Shanghai health officials. The case has been accepted by the court and pending court date.

We were not subject to any other legal proceedings during the nine months ended April 30, 2022, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: July 7, 2022	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

