Form 10-K
period 2022-07-31
Hartford Great Health Corp.
filed 2022-11-14
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

Yes ☒ No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

January 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $5,002,840.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of November 14, 2022.

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

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”). HFSH originally held 75.5% ownership of HF Int’l Education and maintains control over HF Int’l Education. During the board meeting in 2021, SH Jingyu and another noncontrolling shareholders sold a total of 14.5% equity at zero value to HFSH. As a result, HFSH holds 90% of HF Int’l Education and a total of 10% equity is held by two individual noncontrolling shareholders. On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). Gelinke temporally ceased its operations by the end of August 2021. On August 31, 2021, PDHJ established one 96% owned subsidiary, Shanghai HDFD Zhongli Education Technology Co., Ltd. (“Zhongli”), two individual investors hold the remaining 4% ownership, see note 4 Acquisitions, Joint Ventures and Deconsolidation.

In March 2021, HF Int’l Education entered agreements with Hartford Health Management (Shanghai), Co. Ltd. (“HFHM”). HFHM purchased seven education & intellectual property copy rights and ten “HaiDeFuDe” registered trademarks from HF Int’l Education for a total amount of RMB1.2M and RMB1.0M, respectively. As a part of the purchase agreement, HFHM was originally agreed to be paid the 90% of gross tuition income from the three childcare centers. Due to impacts from the pandemic and new regulations issued by Chinese government in education industry, HF Int’l Education occurred significant loss from operation. Both parties mutually agreed to amend the fee to 20% on July 2022, the amended rate is retrospectively applicable to June 1, 2021.

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

Near the end of 2019, the Company has found another opportunity to expand its market reach in the Chinese childhood education industry. The Company plans to formulate a proprietary early childhood education center management model beginning with the opening of several early childhood education centers in the greater Shanghai area with the goal of demonstrating the management model in action in order to attract interest from potential franchisees. Currently, there are three early child education and development center in operation despite the economic slowdown during the pandemic. The recent “Three-child policy” announced on May 1, 2021, by Chinese government further increases the market opportunities in early childhood education industry. On July 24, 2021, the Chinese government announced a “Double-Reduction” education policy to be taken effective on August 31, 2021. This new education policy has since impacted the Company’s early childhood education business. Due to China’s zero-Covid policy implementation during the pandemic as well as Covid-19 lockdown for over two months in Greater Shanghai, childcare and childhood education center were forced to halt operations; therefore, the Company decides to divert its plan from childcare and childhood educational development industry. In the near future, the company is looking into wholesale distribution of herbal supplement health products in China.

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

Employees

As of November 14, 2022, we have 14 employees.

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

We were not subject to any other legal proceedings during the twelve months ended July 31, 2022, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

On November 14, 2022, the closing price of our common stock reported on the OTC Markets was $0.16 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Fiscal 2021	Low	High
First Quarter	$0.16	$0.95
Second Quarter	$0.16	$0.16
Third Quarter	$0.03	$1.00
Fourth Quarter	$0.03	$0.16

Fiscal 2022	Low	High
First Quarter	$0.16	$0.16

Holders

As of November 14, 2021, a total of 100,108,000 shares of our common stock were outstanding and there were approximately 52 holders of record.

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

None

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2022, and the results of operations for the years ended July 31, 2022, and 2021. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008, under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018, and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2022 and 2021, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of July 31, 2022, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

HF Int’l Education has developed an enhanced model of childcare franchise management program and registered a new brand name, “HaiDeFuDe”. HF Int’l Education has recruited a team of knowledgeable childcare teachers to develop series of independent textbooks designed to targeted age of young children and register for the copyrights for these textbooks in September of 2020. Since then, HF Int’l Education has begun marketing and promoting the enhanced model of franchise operation and management packaged program, under “HaiDeFuDe” brand, to an initial of 50 franchisees throughout different regions of China. To achieve that, HF Int’l Education has incorporated existing market resources throughout other major cities and provinces in China. The promotion of HF Int’l Education franchise operation and management model was expected to attract other childcare education centers to join the “HaiDeFuDe” brand, and HF Int’l Education expected to generate revenue from franchise and management fees.

Due to continued market uncertainties during the pandemic, the board of HFSH adopted a new management approach to ease cash flow and reduce operation loss. In March 2021, HF Int’l Education entered agreements with Hartford Health Management (Shanghai), Co. Ltd. (“HFHM”). HFHM purchased seven education & intellectual property copy rights and ten “HaiDeFuDe” registered trademarks from HF Int’l Education for a total amount of RMB1.2M and RMB1.0M, respectively. In June 2021, HF Int’l Education and its three subsidiaries entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four sets of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 20% of its tuition revenue generated to HFHM as license usage fee.

However, due to China’s continual of zero-Covid policy implementation this year as well as Covid-19 lockdown for over two months in Greater Shanghai, childcare and childhood education center were forced to halt operations; therefore, the Company decides to divert its plan from childcare and childhood educational development industry. In the near future, the company is looking into wholesale distribution of herbal supplement health products in China.

Liquidity and Capital Resources

As of July 31, 2022, we had negative working capital of $7,652,192 comprised of current assets of $814,727 and current liabilities of $8,466,919. This represents a decrease of $2,103,600 in the working capital balance from the July 31, 2021 negative amount of $5,548,592. During the year-ended July 31, 2022, our working capital deficit increased primarily because additional advances from related parties for business operating.

We believe that our funding requirements for the next twelve months will be in excess of $150,000. We are currently seeking for further funding through related parties’ loan and finance.

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

Cash Flows – Year Ended July 31, 2022 Compared to Year Ended July 31, 2021

Operating Activities

During the year ended July 31, 2022, $860,832 used in operating activities compared to $2,381,575 used in the operations during the year ended July 31, 2021.

During the year ended July 31, 2022, we recorded losses including noncontrolling interests of $1,772,582 , incurred non-cash depreciation of $122,065 , prepaid and other current receivables decreased by $225,428 , inventory decreased by $5,327 , other assets decreased by $24,078 , contract liabilities increased by $26,466 , other current payable increased by $102,526 , related party payables net with receivables decreased by $81,013 , other liabilities increased by $27,880 and operating lease liabilities net with operating lease assets increased by $458,993 as a result from the delayed rent payments.

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

Investing activities

Cash used in investing activities was $145,048 for the year ended July 31, 2022 as compared to $185,682 cash used in investing activities for the corresponding period in 2021.

During the year ended July 31, 2022, the Company purchased Property and equipment of $145,048.

During the year ended July 31, 2021, HF Int’l Education acquired a new entity, Gelinke with cash net inflow of $12,721, HFSH disposed its 90 percent owned subsidiary - Qiao Garden Int’l Travel with cash net outflow of $30,116, and Property and equipment purchases of $168,287.

Financing activities

Cash provided by financing activities was $972,267 for the year ended July 31, 2022 as compared to $2,549,984 for the year ended July 31, 2021. The cash flows provided by financing activities for the year ended July 31, 2022 was primarily attributable to $788,673 funding support from related parties, $145,000 notes payable from one related party, $61,750 contribution from noncontrolling interest, offset by $23,156 finance lease principal payment.

The cash flows provided by financing activities for the year ended July 31, 2021 was primarily attributable to $2,407,033 funding support from related parties, $145,000 notes payable from one related party, $20,000 proceeds from stock issuance, offset by $22,049 finance lease principal payment.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of July 31, 2022, we had an accumulated deficit of $7,400,620 compared to $5,821,519 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

We   expect our expenses will decrease in the foreseeable future because of the decrease in operational expenses and because of closure of the childcare education centers. The two remaining childcare education centers with our Chinese subsidiaries were generating limited revenues during the pandemic and were forced to halt operations due to Covid-19 lockdown since March 2022. The generated revenue is not expected to be sufficient to cover our marketing needs in the foreseeable future due to the uncertainties affected by the Zero-Covid policy in China. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego most of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate.

Future Capital Expenditures

On January 2019, HFSH entered an agreement to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). As of July 31, 2022, the agreement has not yet taken effective as no consideration has been paid toward those acquisitions. The agreement will be executed when the Company is financially ready to move forward, and the purchase price will be calculated based on the net assets of each entity on execute dates. There was no penalty levied or to be levied due to delayed execution or inexecution of this agreement.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2022, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2022, we have no other material contractual commitments except the office building and property leases which are included Note 13 Leases. (see note 7. Commitments and contingencies)

Results of Operations- Year Ended July 31, 2022 Compared to Year Ended July 31, 2021

Revenue: We recognized $561,262 and $553,459 revenue in the year ended July 31, 2022 and 2021, respectively. The revenue was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. The other business lines with limited operations have not generated revenue yet.

Operating Cost and Expenses: Cost of revenue decreased to $677,093 for the year ended July 31, 2022, compared to $722,838 during the comparable period of 2021. The decrease of Cost of revenue was mainly due to the decrease of the revenue and the amendment of the license fees charge rate to HFHM. During the year ended July 31, 2022, selling, general and administrative expenses decreased by $1,055,599 compared to the comparable period in 2021, primarily due to the reduction of payroll and rent cost because the company closed several education centers during the pandemic.

Other Income (Expense): Other income, net decreased to $101,884 for the year ended July 31, 2022, compared to $174,826 of other income for the corresponding period of 2021. Other income for the year ended July 31, 2022 was mainly resulted from sublease income offset by interest expenses. Other income for the year ended July 31, 2021 was mainly resulted from $108,366 lease payable write-off as a result of the legal settlement (see note 7. Commitments and contingencies), $104,317 gain on disposal of subsidiary, $334,537 income realized from the trademark and copy rights transfer to a related party, offset by $403,131 loss from HF Int’l Education’s ownership restructure in 2021 (see note 4 Acquisitions, Joint Ventures and Deconsolidation).

Net Loss Attributable to Noncontrolling Interest: For the year ended July 31, 2022, we recorded a net loss attributable to Noncontrolling interest of $193,481 compared to $589,005 for the corresponding period of 2021. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,579,101 or $ (0.02) per share for the year ended July 31, 2022, compared to a net loss of $2,253,334 or $(0.02) per share for the year ended July 31, 2021, a decrease in losses of $674,233 due to the factors discussed above.

Accounting Policies and Pronouncements

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. See “Part II, Item 8 – Financial Statements – Note 1 –Summary of Significant Accounting Policies” for a summary of our significant accounting policies.

The following summarizes our most significant critical accounting estimates:

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

Revenue Recognition: The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2019, applying the modified retrospective method to all contracts that were not completed as of August 1, 2019. The Company is building up its core business upon the completion of multiple acquisitions in March 2019 and impact of COVID-19 pandemic, limited operations occurred during the years ended July 31, 2022 and 2021. The revenue during the year ended July 31, 2022 and 2021 was mainly generated from HZLJ and HF Int’l Education.

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

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the year ended July 31, 2022 and 2021, $509,920 and $435,149, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Recent Accounting Pronouncements.

See “Part II, Item 8 – Financial Statements – Note 1 –Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s consolidated financial position, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting Company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hartford Great Health Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartford Great Health Corp. and subsidiary (the “Company”) as of July 31, 2022 and 2021, the related consolidated statements of operation and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2022, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

As described in Note 1 to the consolidated financial statements, the Company generates its revenue mainly from early childhood educational classes provided to its customers. The Company evaluates its early childhood education contracts and determines each contract of educational classes is accounted for a single performance obligation which is satisfied proportionately over the service period. Performance obligation is satisfied when a educational class are consumed.

We identified the revenue recognition as a critical audit matter. Auditor judgement is involved in performing our audit procedures to evaluate the timing the Company transfers the control of the promised service to its customers in an amount of consideration to which the Company expects to be entitled to in exchange for the services per the contracts.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated management’s significant accounting policies related to these early childhood educational class contracts executed for reasonableness.

●	We selected a sample of educational class contracts and performed the following procedures:

►	Obtained and read contract for each selection

►	Tested management’s identification and the determination of the timing of revenue recognition

►	Traced to the evidence the management uses to apply their accounting policies

►	Evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions

►	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2019.

PCAOB ID: 2485

Rowland Heights, California

November 14, 2022

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2022	July 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$15,227	$12,739
Prepaid and Other current receivables	1,154	1,203
Related party receivable	14,233	309
Current assets held for sale	784,113	975,837
Total Current Assets	814,727	990,088
Non-current Assets
Property and equipment, net	8,006	8,357
Non-current assets held for sale	3,715,623	4,744,153
Total Non-current Assets	3,723,629	4,752,510
TOTAL ASSETS	$4,538,356	$5,742,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,481,524	$3,711,606
Other current payable	144,760	145,435
Current liabilities held for sale	3,840,635	2,681,639
Total Current Liabilities	8,466,919	6,538,680

Long-term liabilities held for sale	2,504,086	4,190,368
TOTAL LIABILITIES	10,971,005	10,729,048
Commitments and contingencies (Note 7)	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of July 31, 2022 and 2021.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(7,400,620)	(5,821,519)
Accumulated other comprehensive loss	(16,742)	(233,487)
Noncontrolling interest	(1,288,916)	(1,205,073)
Total Stockholders’ Deficit	(6,432,649)	(4,986,450)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,538,356	$5,742,598

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	July 31,
	2022	2021
Tuition revenue	$509,920	$435,149
Service revenue	51,342	118,310
Total revenue	561,262	553,459
Operating cost and expenses
Cost of revenue	677,093	722,838
Depreciation and amortization	122,065	85,103
Selling, general and administrative	1,635,770	2,691,369
Goodwill impairment	-	70,514
Total operating cost and expenses	2,434,928	3,569,824
Operating Loss	(1,873,666)	(3,016,365)
Other Income (Expense)
Interest (expense), net	(66,587)	(30,886)
Gain on disposal of subsidiary	-	104,317
Other income, net	168,471	101,395
Other income, net	101,884	174,826
Loss before income taxes	(1,771,782)	(2,841,539)
Income Tax Expense	800	800
Net Loss	(1,772,582)	(2,842,339)
Less: net loss attributable to noncontrolling Interest	(193,481)	(589,005)
Net Loss Attributable to Hartford Great Health Corp	$(1,579,101)	$(2,253,334)

Net loss per common share:
Basic and Diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	100,108,000	99,790,192

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended July 31,
	2022	2021
Net Loss	$(1,579,101)	$(2,253,334)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	267,073	(217,953)
Total other comprehensive loss	267,073	(217,953)
Less: total other comprehensive loss attributable to noncontrolling interest	50,328	(39,612)
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	216,745	(178,341)
Total Comprehensive Loss	$(1,362,356)	$(2,431,675)

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended July 31, 2022 and 2021

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2020	99,108,000	99,108	2,154,521	(3,568,185)	(55,146)	(917,489)	(2,287,191)
Net (loss)	-	-	-	(2,253,334)	-	(589,005)	(2,842,339)
Issuance of common stock	1,000,000	1,000	19,000	-	-	-	20,000
Restructure of subsidiary	-	-	-	-	-	403,131	403,131
Disposal of subsidiary	-	-	-	-	-	(62,098)	(62,098)
Foreign currency translation adjustment	-	-	-	-	(178,341)	(39,612)	(217,953)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss)	-	-	-	(1,579,101)	-	(193,481)	(1,772,582)
Investment from noncontrolling interest	-	-	-	-	-	59,310	59,310
Foreign currency translation adjustment	-	-	-	-	216,745	50,328	267,073
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,772,582)	$(2,842,339)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	122,065	85,103
Disposal of subsidiary, including noncontrolling interest	-	(104,316)
Debts forgiveness per court ruling	-	(162,806)
Loss from restructure	-	403,131
Loss on disposal of property and equipment	-	760
Impairment loss	-	70,514
Changes in operating assets and liabilities:
Prepaid and Other current receivables	225,428	(87,978)
Inventory	5,327	(299,588)
Other assets	24,078	10,435
Related party receivables and payables	(81,013)	(185,693)
Contract liabilities	26,466	373,413
Other current payable	102,526	312,902
Operating lease assets and liabilities	458,993	17,779
Other liabilities	27,880	27,108
Net cash used in operating activities	(860,832)	(2,381,575)

Cash flows from investing activities:
Cash proceeds from Acquisitions	-	27,927
Cash used in Acquisitions	-	(15,206)
Disposal of subsidiary	-	(30,116)
Purchases of property and equipment	(145,048)	(168,287)
Net cash used in investing activities	(145,048)	(185,682)

Cash flows from financing activities:
Contribution from noncontrolling interest	61,750	-
Proceeds from issuance of common stock	-	20,000
Proceeds of related party notes payable	145,000	145,000
Principal payments on finance lease	(23,156)	(22,049)
Advances from related parties	788,673	2,407,033
Net cash provided by financing activities	972,267	2,549,984

Effect of exchange rate changes on cash	(400)	6,174
Net change in Cash, cash equivalents and restricted cash	(34,013)	(11,099)
Cash, cash equivalents and restricted cash at beginning of period	54,178	65,277
Cash, cash equivalents and restricted cash at end of period	$20,165	$54,178

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$800
Non-cash investing and financing activities:
Payable to acquiree	$-	$10,462
Investment return through three-party settlement	$-	$765,131

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

Notes to Financial Statements

For the Years Ended July 31, 2022 and 2021

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

Impacted by the government regulation newly implemented in education industry and the restrictions posted by the Chinese government to control the pandemic in China since 2021, to avoid further operation losses, subsequently on August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500). As of July 31, 2022, the asset group in Education segment and the asset group in Hospitality segment classified as assets and liabilities held for sale, and it is the Company’s intention to complete the sales of these assets within the upcoming year.

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

Comprehensive Income (loss): For the year ended July 31, 2022 and 2021, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2022 and 2021, respectively, none of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Receivables: The Company evaluates the collectability of its receivables based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s or borrower’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. As of July 31, 2022 and 2021, all balances are collectable based on management’s assessment.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value. The Company’s goodwill was mainly generated from the acquisitions during the year ended July 31, 2019. We currently have two reporting units - Hospitality and Early Childhood Education. Given the impact of COVID-19 pandemic and the unfavorable operation results, an interim goodwill impairment assessment was performed as of January 31, 2020. Based on the assessment result, management determined that the goodwill generated from acquisitions was fully impaired as of July 31, 2021.

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

Advertising costs: Advertising costs are expensed as incurred. During the year ended July 31, 2022 and 2021, amount of $10,540 and $65,406 advertising expenses were incurred, respectively.

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

Revenue Recognition: The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“Topic 606) on August 1, 2019, applying the modified retrospective method to all contracts that were not completed as of August 1, 2019. The Company is building up its core business upon the completion of multiple acquisitions in March 2019 and impact of COVID-19 pandemic, limited operations occurred during the years ended July 31, 2022 and 2021. The revenue during the years ended July 31, 2022 and 2021 were mainly generated from HZLJ and HF Int’l Education.

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

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the year ended July 31, 2022 and 2021, $509,920 and $435,149, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the years ended July 31, 2022 or 2021.

Reclassifications

Certain amounts on the prior-year consolidated balance sheet, consolidated statement of operations and cash flows were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

Recent Accounting Pronouncements.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 had an immaterial impact on the Company’s consolidated statement of operation and consolidated statement of cash flows for the year ended July 31, 2022.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $7,400,620 as of July 31, 2022. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. On November 24, 2020, the Company issued 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share. The company had a total of 100,108,000 shares of common stock issued and outstanding at both of July 31, 2022 and 2021.

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

In January 2019, HFSH entered agreements to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”)  and the agreement has not yet taken effect. On August 1, 2022, HFSH decided to withdraw from the agreement. There was no penalty levied or to be levied due to delayed execution or inexecution.

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

NOTE 5. DISCONTINUED OPERATION

Impacted by the government regulation newly implemented in education industry and the restrictions posted by the Chinese government to control the pandemic in China since 2021, the Company’s business hasn’t been developed as planned and occurred significant loss from the early child education practice. To avoid further operation losses, subsequently on August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500).

As of July 31, 2022, the assets and liabilities grouped under Education and Hospitality segments classified as assets and/or liabilities held for sale, and it is the Company’s intention to complete the sales of these assets within the upcoming year. The transactions meet the criteria to be reported as a discontinued operation as they constitute significant strategic business shifts for the Company. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of the operation segments as discontinued operations in the accompanying consolidated financial statements.

The total assets and liabilities of Education and hospitality segments that are classified as held for sale on the Company’s consolidated balance sheet as of July 31, 2022, are as follows:

	July 31, 2022	July 31, 2021
Assets
Current Assets
Cash and cash equivalents	$4,938	$14,873
Prepaid and Other current receivables	45,532	311,594
Related party receivable	428,519	325,555
Inventory	305,124	323,815
Property and equipment, net	582,707	585,160
ROU assets-operating lease	2,836,698	3,837,187
Other assets	296,218	321,806
Total Assets held for sale	$4,499,736	$5,719,990
Liabilities
Current Liabilities
Related party loan and payables	$1,321,549	$1,332,338
Contract liabilities	547,906	545,346
Lease liabilities, current and noncurrent	3,715,688	4,071,767
Other current payable	401,782	553,841
Other liabilities	357,796	368,715
Total Liabilities held for sale	$6,344,721	$6,872,007

For the years ended July 31, 2022 and 2021, results of operations from HF Intel Education and its subsidiaries, and HZHF and its subsidiary were as follows:

For the years ended July 31,	2022	2021
Net sales	$561,262	$553,459
Cost of sales	677,093	722,838
Gross profit	(115,831)	(169,379)
Operating expenses:
Selling, general, and administrative expenses	1,579,922	2,520,817
Impairment	-	70,514
Total operating expenses	1,579,922	2,591,331
Income (Loss) from discontinued operations before income taxes	(1,695,753)	(2,760,710)
Income tax benefit (expense)	-	-
Income (loss) from discontinued operations, net of taxes before gain from sale of discontinued operations	(1,695,753)	(2,760,710)
Loss from sale of discontinued operations, net of taxes	-	-
Income from discontinued operations, net of taxes	$(1,695,753)	$(2,760,710)

For the years ended July 31, 2022 and 2021, net cash used in discontinued operations - HF Intel Education and its subsidiaries, and HZHF and its subsidiary were as follows:

	Years ended July 31,
Cash flow of discontinued operations:	2022	2021
Operating cash flows	$(656,663)	$(4,695,107)
Investing cash flows	(145,048)	(155,566)
Net cash used in discontinued operations	$(801,711)	$(4,850,673)

NOTE 6. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of July 31, 2022, $ 428,519 and $325,555 related party receivables were allocated to current assets held for sales, see Note 5, under “Assets and liabilities held for sale”.

Related Party Payables

As of July 31, 2022 and 2021, amounts of $620,876 and $616,159, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,531,064 and $2,926,782 as of July 31, 2022 and 2021, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

As of July 31, 2022 and 2021, amount of $290,000 and $145,000, respectively, borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $11,857 and $3,856 of interest expenses were recorded during the year ended July 31, 2022 and 2021, respectively. The unpaid principal and interest will be due on demand.

The remaining related party payable of $39,583 and $80,477 as of July 31, 2022 and 2021, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

As of July 31, 2022, $1,317,690 and $1,332,338 related party payables were allocated to current liabilities held for sales, see Note 5, under “Assets and liabilities held for sale”.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 7. COMMITMENTS AND CONTINGENCIES

There has been below material contractual obligations and other commitments except the lease commitments disclosed in Note 12 Leases.

License agreements

In June 2021, HF Int’l Education and its three subsidiaries: PDHJ, HDFD and Gelinke entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four set of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 90% of its tuition revenue generated to HFHM as license usage fee. Due to impacts from the pandemic and new regulations issued by Chinese government in education industry, HF Int’l Education occurred significant loss from operation. On July 2022, both parties mutually agreed to amend the fee to 20%, the amended rate is retrospectively applicable since June 1, 2021 and recaptured in 2022. As a result, the Company incurred $6,664 and $161,783 license fees to HFHM for the year ended July 31, 2022 and 2021 reported under discontinued operation, respectively.

NOTE 8. INCOME TAXES

We recorded income tax expense of $800 for both of the years ended July 31, 2022 and 2021, due to the loss position for the years since inception.

Hartford Great Health Corp.’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

			Estimated tax
	Net NOL		benefit from NOL		Change in	Net
	carry-	NOL	and other tax	Valuation	valuation	deferred
Period Ending	forward	expires	benefits (21%)	allowance	allowance	tax asset
31-Jul-21	$6,634,644	2041	$1,990,393	$(1,990,393)	$(919,938)	$-
31-Jul-22	$7,400,620	2042	$2,220,186	$(2,220,186)	$(229,793)	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2022	2021
Federal income tax rate	21.0%	21.0%
State income tax rate	8.8%	8.8%
Foreign tax difference	(4.8)%	(4.1)%
Non-taxable item adjustment	-%	(3.2)%
GILTI	-%	-%
Valuation allowance	(25.0)%	(22.5)%
Others	-%	-%
Effective tax rate	0.0%	0.0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a full valuation allowance has been established for the entire deferred tax asset. Other temporary differences and estimated permanent differences are considered immaterial. Open tax years subject to examination by the IRS range from August 1, 2017 to the present. The Company has no uncertain tax positions.

The Company has been in loss position for years since inception and zero balances of deferred tax assets and liabilities as of the reporting periods ended. There was no GILTI tax for the Company for the years ended July 31, 2022 and 2021 due to the operation losses incurred.

NOTE 9. SEGMENT INFORMATION

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of July 31, 2022 and revenue generated during the year ended July 31, 2022, as follows:

	Hospitality (Discontinued Operation)	Education (Discontinued Operation)	Corporate and unallocated	Total
Revenue	$51,342	$509,920	$-	$561,262
Operating loss	(129,352)	(1,566,401)	(177,913)	(1,873,666)
Loss before tax	(182,979)	(1,399,172)	(189,631)	(1,771,782)
Net Loss Attributable to Hartford Great Health Corp	(129,422)	(1,259,249)	(190,430)	(1,579,101)
Total assets (excluding Intercompany balances)	303,703	4,196,033	38,620	4,538,356
Assets allocated to held for sale	(303,703)	(4,196,033)	-	(4,499,736)

Segment information on assets as of July 31, 2021 and revenue generated during the year ended July 31, 2021, as follows:

	Hospitality (Discontinued Operation)	Education (Discontinued Operation)	Corporate and unallocated	Total
Revenue	$118,309	$435,150	$-	$553,459
Operating loss	(275,417)	(2,588,174)	(152,774)	(3,016,365)
Loss before tax	81,520	(2,764,798)	(158,261)	(2,841,539)
Net Loss Attributable to Hartford Great Health Corp	121,966	(2,216,239)	(159,061)	(2,253,334)
Total assets (excluding Intercompany balances)	388,688	5,441,654	(87,744)	5,742,598

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these financial statements and has noted the following subsequent events to be disclosed.

On August 1, 2022, see note 5, under section “Assets and liabilities held for sale”, HFSH entered a contract with a related party, SH Oversea, to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500).

On August 1, 2022, HFSH decided to withdraw from the agreement entered in January 2019 to acquire 100 percent equity interest of Shanghai Luo Sheng International Trade Ltd. (“SH Luosheng”). There was no penalty levied or to be levied due to delayed execution or inexecution.

On August 17, 2022, the Company borrowed a note in a total amount of $30,000, in form of a short-term loan at 5% per annum from a related party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2022, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. Based on this assessment, management believes that as of July 31, 2022, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since
		President, Chief Executive Officer
Rose Hong Wang Los Angeles, CA	50	and Director	2021
		Chief Financial Officer, Secretary and
Sheng-Yih Chang Los Angeles, CA	51	Director	2018
Yuan Lu Shanghai, CHINA	36	Director	2019
Xin Dong Los Angeles, CA	38	Director	2018

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

Employment Agreements

As of July 31, 2022, all employees and officers in China have entered into employment agreements with the Company’s subsidiaries. However, the Company has not entered into employment agreements with any of its executive officers in the US as of July 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 14, 202, there are a total of 100,108,000   shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

		Shares
		Beneficially	Percentage
Name of Beneficial Owner	Address of Beneficial Owner	Owned Number	(%)
	RM 3806 218 WUSONG RD, HONGKOU DISTRICT
YUAN LU	SHANGHAI, CHINA	32,440,000	32.4%
ROSE HONG WANG	729 CARRIAGE HOUSE DRIVE, ARCADIA, CA 91006	11,000,000	11.0%
XIN DONG	8832 GLENDON WAY, ROSEMEAD, CA 91770	2,400,000	2.4%
SHENG-YIH CHANG	8832 GLENDON WAY, ROSEMEAD, CA 91770	1,000,000	1.0%
	Total Officers and Directors (4)	46,840,000	46.8%

Each shareholder known to us to own beneficially more than 5% of our common stock:

		Shares Beneficially	Percentage
Name of Beneficial Owner	Address of Beneficial Owner	Owned Number	(%)
LIANYUE SONG	8832 GLENDON WAY, ROSEMEAD, CA 91770	20,000,000.00	20.0%
	RM 218 WUSONG ROAD, HONGKOU DISTRICT,
DANFENG GU	SHANGHAI, CHINA	8,300,000.00	8.3%
	1F QIAO GARDEN 73 WUHUA RD, HONGKOU
JIAMIN ZHU	DISTRICT, SHANGHAI, CHINA	8,000,000.00	8.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

US office space is provided to Hartford Great Health Corp. at no additional cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP and Haynie & Company in the last two years ended July 31, 2022:

	2022	2021
Audit Fees	$26,000	$26,000
Audit Related Fees	13,500	13,500
All other fees	-	2,000
Total Fees	$39,500	$41,500

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

21.1* Subsidiaries of the Company

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rose Hong Wang.

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang

32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rose Hong Wang and Sheng-Yih Chang

101.INS* Inline XBRL Instance Document
101.SCH* Inline XBRL Taxonomy Extension Schema Document
101.CAL* Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document
104* Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD GREAT HEALTH CORP.

Date: November 14, 2022	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rose Hong Wang	Chief Executive Officer, President, Dir.	November 14, 2022
Rose Hong Wang	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	November 14, 2022
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	November 14, 2022
Yuan Lu

/s/ Xin Dong	Director	November 14, 2022
Xin Dong

