Form 10-Q
period 2022-10-31
Hartford Great Health Corp.
filed 2022-12-15
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of November 27, 2022.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2022	July 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$16,859	$15,227
Prepaid and Other current receivables	928	1,154
Related party receivable	57,848	14,233
Current assets held for sale	-	784,113
Total Current Assets	75,635	814,727
Non-current Assets
Equipment, net	7,394	8,006
Non-current assets held for sale	-	3,715,623
Total Noncurrent Assets	7,394	3,723,629
TOTAL ASSETS	$83,029	$4,538,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,249,983	$4,481,524
Other current payable	150,444	144,760
Current liabilities held for sale	-	3,840,635
Total Current Liabilities	4,400,427	8,466,919
Long-term liabilities held for sale	-	2,504,086
TOTAL LIABILITIES	4,400,427	10,971,005

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of October 31 and July 31, 2022	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(6,920,218)	(7,400,620)
Accumulated other comprehensive loss	329,191	(16,742)
Noncontrolling interest	-	(1,288,916)
Total Stockholders’ Deficit	(4,317,398)	(6,432,649)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$83,029	$4,538,356

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	October 31,
	2022	2021
Tuition revenue	$-	$155,364
Service revenue	-	14,448
Total revenue	-	169,812
Operating cost and expenses
Cost of revenue	-	335,004
Depreciation and amortization	-	28,219
Selling, general and administrative	54,648	479,540
Total operating cost and expenses	54,648	842,763
Operating Loss	(54,648)	(672,951)
Other Income (Expense)
Interest (expense), net	(4,089)	(16,166)
Gain on disposal of subsidiary	539,230	-
Other (expense) income, net	(91)	40,957
Other income, net	535,050	24,791
Income (loss) before income taxes	480,402	(648,160)
Income Tax Expense	-	-
Net income (loss)	480,402	(648,160)
Less: net loss attributable to noncontrolling Interest	-	(66,628)
Net income (loss) attributable to Hartford Great Health Corp	$480,402	$(581,532)

Net loss per common share:
Basic and Diluted	$0.00	$(0.01)
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended
	October 31,
	2022	2021
Net income (loss)	$480,402	$(581,532)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	345,933	(46,568)
Total other comprehensive loss	345,933	(46,568)
Less： total other comprehensive loss attributable to noncontrolling interest	-	(9,093)
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	345,933	(37,475)
Total Comprehensive Loss	$826,335	$(619,007)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income	-	-	-	480,402	-	-	480,402
Disposal of subsidiary	-	-	-	-	-	1,307,586	1,307,586
Foreign currency translation adjustment	-	-	-	-	345,933	(18,670)	327,263
Balance, October 31, 2022 (unaudited)	100,108,000	100,108	2,173,521	(6,920,218)	329,191	-	(4,317,398)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss)	-	-	-	(581,532)	-	(66,628)	(648,160)
Foreign currency translation adjustment	-	-	-	-	(37,475)	(9,093)	(46,568)
Balance, October 31, 2021 (unaudited)	100,108,000	100,108	2,173,521	(6,403,051)	(270,962)	(1,280,794)	(5,681,178)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	October 31,
	2022	2021
Cash flows from operating activities:
Net income – continued operation	$480,402	$(57,831)
Net loss including noncontrolling interests – disposed operation		(590,329)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	-	28,219
Disposal of subsidiary, including noncontrolling interest	(539,230)	-
Changes in operating assets and liabilities:
Prepaid and Other current receivables	143	116,580
Inventory	-	2,497
Other assets	-	74,757
Related party receivables and payables	15,449	(123,017)
Contract liabilities	-	55,881
Other current payable	16,518	35,152
Operating lease assets and liabilities	-	39,003
Other liabilities	-	6,997
Net cash used in operating activities	(26,718)	(412,091)
Cash flows from investing activities:
Purchases of property and equipment	-	(127,928)
Net cash used in investing activities	-	(127,928)
Cash flows from financing activities:
Proceeds of related party notes payable	30,000	60,000
Advances from related parties	-	469,995
Net cash provided by financing activities	30,000	529,995

Effect of exchange rate changes on cash	(1,650)	130
Net change in Cash, cash equivalents and restricted cash	1,632	(9,894)
Cash, cash equivalents and restricted cash at beginning of period	15,227	54,178
Cash, cash equivalents and restricted cash at end of period	$16,859	$44,284

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Unpaid bills for leaseholder improvements	$-	$44,946

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are the responsibility of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements. This disclosure should be read in conjunction with our audited financial statements for the year ended July 31, 2022, including footnotes, contained in our Annual Report on Form 10-K.

Organization

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018 and since then we have been engaged in activities to formulate and implement our business plans.

Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”), and through Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China. Qiao Garden Int’l Travel was disposed on December 31, 2020.

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”). On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). Gelinke temporally ceased its operations by the end of August 2021. On August 31, 2021, PDHJ established one 96% owned subsidiary, Shanghai HDFD Zhongli Education Technology Co., Ltd. (“Zhongli”), two individual investors hold the remaining 4% ownership.

Impacted by the government regulation implemented in education industry and the restrictions posted by the Chinese government to control the pandemic in China since 2021, to avoid further operation losses, on August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500). See Note 3 Acquisitions and Disposals.

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

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. For the three months ended October 31, 2022 and 2021, $- and $155,364, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1 2022. Thus, there was no revenue recognized from the two-revenue-stream for the three-month ended October 31, 2022. See Note 3 Acquisitions and Disposals.

Recent Accounting Pronouncements.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $6,920,218 as of October 31, 2022. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

NOTE 3. ACQUISITIONS AND DISPOSALS

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

Net assets (liabilities) disposed of:

Cash and cash equivalents	$4,938
Prepaid and Other current receivables	45,532
Related party receivable	428,519
Inventory	305,124
Property and equipment - Net	582,707
ROU assets-Operating lease	2,836,698
Other assets	296,218
Related party loan and payables	(1,321,549)
Contract liabilities	(547,906)
Lease liabilities, current and noncurrent	(3,715,688)
Other current payable	(401,782)
Other liabilities	(357,796)
Noncontrolling interest	1,307,586
Net assets (liabilities) of the subsidiaries, excluding noncontrolling interest	(537,399)
Consideration	1,831
Gain on disposal of the subsidiaries	$(539,230)

The total assets and liabilities of Education and hospitality segments that were classified as held for sale on the Company’s consolidated balance sheet as of July 31, 2022 as follows:

July 31, 2022
Assets
Current Assets
Cash and cash equivalents	$4,938
Prepaid and Other current receivables	45,532
Related party receivable	428,519
Inventory	305,124
Property and equipment, net	582,707
ROU assets-operating lease	2,836,698
Other assets	296,218
Total Assets held for sale	$4,499,736
Liabilities
Current Liabilities
Related party loan and payables	$1,321,549
Contract liabilities	547,906
Lease liabilities, current and noncurrent	3,715,688
Other current payable	401,782
Other liabilities	357,796
Total Liabilities held for sale	$6,344,721

The unaudited Pro Forma Condensed Consolidated Financial Statements for the three months ended October 31, 2021 have been derived from the historical unaudited Condensed Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on December 15, 2021. The unaudited Pro Forma Condensed Consolidated Financial Statements for the years ended July 31, 2022 and 2021 have been derived from the historical audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended July 31, 2022 filed with the SEC on November 14, 2022. The unaudited Pro Forma Condensed Consolidated Statement of Operations for the three months ended October 31, 2021 and the years ended July 31, 2022 and 2021 give effect to the dispositions as if they had occurred on August 1, 2020, the beginning of the earliest period presented. The unaudited Pro Forma Condensed Consolidated Balance Sheet as of July 31, 2022 gives effect to the dispositions as if they had occurred on July 31, 2022.

The unaudited Pro Forma Condensed Consolidated Financial Statements were prepared for illustrative and informational purposes only and are not intended to represent what our results of operations or financial position would have been had the disposition occurred on the dates indicated. The unaudited Pro Forma Condensed Consolidated Financial Statements also should not be considered indicative of our future results of operations or financial position. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors. The unaudited Pro Forma Condensed Consolidated Financial Information does not reflect the realization of any expected cost savings, synergies, or dis-synergies as a result of the dispositions.

The unaudited Pro Forma Condensed Consolidated Financial Statements and accompanying notes should be read in connection with the historical unaudited Condensed Consolidated Financial Statements and accompanying notes for the three months ended October 31, 2021, which are included in the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021, as well as the historical audited Consolidated Financial Statements and accompanying notes as of and for the years ended July 31, 2022 and 2021, which are included in the Annual Report on Form 10-K for the year ended July 31, 2022.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended October 31, 2021

	Historical	Less: Discontinued Operations (a)	Pro Forma Continuing Operations
Tuition revenue	$155,364	$155,364	$-
Service revenue	14,448	14,448	-
Total revenue	169,812	169,812	-
Operating cost and expenses
Cost of tuition revenue	328,397	328,397	-
Cost of service revenue	6,607	6,607	-
Cost of revenue	335,004	335,004	-
Depreciation and amortization	28,219	28,219	-
Selling, general and administrative	479,540	424,030	55,510
Total operating cost and expenses	842,763	787,253	55,510
Operating Loss	(672,951)	(617,441)	(55,510)
Other Income (Expense)			-
Interest (expense), net	(16,166)	(13,705)	(2,461)
Other income, net	40,957	40,817	140
Other income, net	24,791	27,112	(2,321)
Income (loss) before income taxes	(648,160)	(590,329)	(57,831)
Income Tax Expense	-		-
Net income (loss)	(648,160)	(590,329)	(57,831)
Less: net loss attributable to noncontrolling Interest	(66,628)	(66,628)	-
Net income (loss) attributable to Hartford Great Health Corp	$(581,532)	$(523,701)	$(57,831)

Net loss per common share:
Basic and Diluted	$(0.01)		$(0.00)
Weighted average shares outstanding:
Basic and diluted	108,108,000		108,108,000

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the years ended July 31, 2022 and 2021

	Year ended July 31, 2022			Year ended July 31, 2021
	Historical	Less: Discontinued Operations	Pro Forma Continuing Operations	Historical	Less: Discontinued Operations	Recognition of loss from subsidiaries disposal	Pro Forma Continuing Operations
Tuition revenue	$509,920	509,920	$-	$435,149	435,149		$-
Service revenue	51,342	51,342	-	118,310	118,310		-
Total revenue	561,262	561,262	-	553,459	553,459		-
Operating cost and expenses
Cost of tuition revenue	653,784	653,784	-	684,409	684,409		-
Cost of service revenue	23,309	23,309	-	38,429	38,429		-
Cost of revenue	677,093	677,093	-	722,838	722,838		-
Depreciation and amortization	122,065	122,065	-	85,103	85,103		-
Selling, general and administrative	1,635,770	1,457,857	177,913	2,691,369	2,435,714		255,655
Goodwill impairment	-		-	70,514	70,514		-
Total operating cost and expenses	2,434,928	2,257,015	177,913	3,569,824	3,314,169		255,655
Operating Loss	(1,873,666)	(1,695,753)	(177,913)	(3,016,365)	(2,760,710)		(255,655)
Other Income (Expense)			-				-
Interest (expense), net	(66,587)	(54,730)	(11,857)	(30,886)	(45,692)		14,806
Gain (loss) on disposal of subsidiary	-			104,317		(53,056)	51,261
Other income, net	168,471	168,331	140	101,395	(174,699)		276,094
Other income, net	101,884	113,601	(11,717)	174,826	(220,391)	(53,056)	342,161
Loss before income taxes	(1,771,782)	(1,582,152)	(189,630)	(2,841,539)	(2,981,101)	(53,056)	86,506
Income Tax Expense	800		800	800			800
Net Loss	(1,772,582)	(1,582,152)	(190,430)	(2,842,339)	(2,981,101)	(53,056)	85,706
Less: net loss attributable to noncontrolling Interest	(193,481)	(193,481)	-	(589,005)	(590,845)		1,840
Net Loss Attributable to Hartford Great Health Corp	$(1,579,101)	(1,388,671)	$(190,430)	$(2,253,334)	(2,390,256)	(53,056)	$83,866

Net loss per common share:
Basic and Diluted	$(0.02)		$(0.00)	$(0.02)			$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000		100,108,000	99,790,192			99,790,192

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of July 31, 2022

	Historical	Less: Discontinued Operations	Pro Forma Continuing Operations
ASSETS
Current Assets
Cash and cash equivalents	$15,227	$-	$15,227
Prepaid and Other current receivables	1,154	-	1,154
Related party receivable	14,233	-	14,233
Current assets held for sale	784,113	784,113	-
Total Current Assets	814,727	784,113	30,614
Non-current Assets
Property and equipment, net	8,006	-	8,006
Non-current assets held for sale	3,715,623	3,715,623	-
Total Non-current Assets	3,723,629	3,715,623	8,006
TOTAL ASSETS	$4,538,356	$4,499,736	$38,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,481,524	-	4,481,524
Other current payable	144,760	-	144,760
Current liabilities held for sale	3,840,635	3,840,635	-
Total Current Liabilities	8,466,919	3,840,635	4,626,284
Long-term liabilities held for sale	2,504,086	2,504,086	-
TOTAL LIABILITIES	10,971,005	6,344,721	4,626,284
Commitments and contingencies	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-		-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at July 31, 2022.	100,108		100,108
Additional paid-in capital	2,173,521		2,173,521
Accumulated deficit	(7,400,620)	(539,230)	(6,861,390)
Accumulated other comprehensive loss	(16,742)	(16,839)	97
Noncontrolling interest	(1,288,916)	(1,288,916)	-
Total Stockholders’ Deficit	(6,432,649)	(1,844,985)	(4,587,664)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,538,356	$4,499,736	$38,620

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of July 31, 2022, $428,519 related party receivables were allocated to current assets held for sales. See Note 3 Acquisitions and Disposals.

$57,848 related party receivable as of October 31,2022 represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables and loans

As of October 31, and July 31, 2022, amounts of $573,376 and $620,876, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,265,326 and $3,531,064 as of October 31, and July 31, 2022, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

As of October 31 and July 31, 2022, amount of $320,000 and $290,000, respectively, borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $4,089 and $2,461 of interest expenses were recorded during the three months ended October 31, 2022 and 2021, respectively. The unpaid principal and interest will be due on demand.

The remaining related party payable of $71,478 and $39,583 as of October 31, and July 31, 2022, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

As of July 31, 2022, $1,317,690 related party payables were allocated to current liabilities held for sales. See Note 3 Acquisitions and Disposals.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 5. NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of October 31, 2022 and July 31, 2021:

Name of Entity	% of Non-Controlling Interests	July 31, 2022	Disposal of subsidiaries	Foreign currency translation adjustment	October 31, 2022
HZLJ	40.0%	$(978,354)	$874,779	$103,575	$-
HF Int’l Education	10.0%	(367,636)	492,111	(124,475)	-
Zhongli	4.0%	57,074	(59,304)	2,230	-
Total		$(1,288,916)	$1,307,586	$(18,670)	$-

Name of Entity	% of Non-Controlling Interests	July 31, 2021	Net loss	Investment from Noncontrolling Interest	Foreign currency translation adjustment	July 31, 2022
HZLJ	40.0%	$(962,998)	$(53,557)	$-	$38,201	$(978,354)
HF Int’l Education	10.0%	(242,075)	(139,917)	-	14,356	(367,636)
Zhongli	4.0%	-	(7)	59,310	(2,229)	57,074
Total		$(1,205,073)	$(193,481)	$59,310	$50,328	$(1,288,916)

The noncontrolling interest of negative $1,307,586 were disposed on August 1, 2022. See note 3 Acquisitions and Disposals.

NOTE 6. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of October 31, 2022 except below:

On March 21, 2022, HF Int’l Education filed a civil case against the landlord demanding reductions of office rent due to mandatory business lockdown ordered by Shanghai health officials. The case has been accepted by the court and pending court date. However, since the disposition of HF Int’l Education on August 1, 2022, the new owner of HF Int’l Education has assumed all legal responsibility of the case.

NOTE 7. SEGMENT INFORMATION

The Company operated in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Due to the disposal of subsidiaries on August 1, 2022, see Note 3 Acquisitions and Disposals, as of October 31, 2022 and for the three months ended October 31, 2022, except “Corporate and unallocated” segment, no other segments existed.

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and has noted the following subsequent events to be disclosed..

On November 15, 2022, the Company borrowed a note in a total amount of $30,000, in form of a short-term loan at 5% per annum from a related party.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month periods ending October 31, 2022. It also analyzes our financial condition at October 31, 2022 and compares it to our financial condition at July 31, 2022. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2022, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2022, including footnotes, which are included in this quarterly report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008, under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018, and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2022, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

However, due to China’s continual of zero-Covid policy implementation this year as well as Covid-19 lockdown for over two months in Greater Shanghai, childcare and childhood education center were forced to halt operations; therefore, the Company decides to divert its plan from childcare and childhood educational development industry. In the near future, the company is looking into wholesale trading and distribution of herbal supplement and other nutritional health products in China.

Results of Operations – Three Months Ended October 31, 2022 Compared to Three Months Ended October 31, 2021.

Revenue: We recognized $- and $169,812 revenue in the three months ended October 31, 2022 and 2021, respectively. The revenue for the three months ended October 31, 2021 was mainly generated from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. These two business operations have been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Operating Cost and Expenses: We recognized $- and $335,004 cost of revenue in the three months ended October 31, 2022 and 2021, respectively. The cost of revenue was mainly due to the license fees paid to HFHM and rent cost of HDFD’s operating facility during the three months ended October 31, 2021. Operating expenses decreased to $ 54,648 for the three months ended October 31, 2022, compared to $507,759 during the comparable period of 2021. The decrease of operating cost and expenses was resulted from the discontinued operations in hospitality housing and childhood education care services since August 1, 2022. see Note 3 Acquisitions and Disposals.

Other Income (Expense): Other income, net increased to $535,050 for the three months ended October 31, 2022, compared to $24,791 for the corresponding period of 2021. Other income for the three months ended October 31, 2022 was mainly resulted from the gain on disposal of subsidiaries offset by interest expenses. Other income for the three months ended October 31, 2021 was mainly resulted from sublease income offset by interest expenses.

Net Loss Attributable to Noncontrolling Interest: For the three months ended October 31, 2022, we recorded a net loss attributable to noncontrolling interest of $- compared to $66,628 for the corresponding period of 2021. The loss was allocated based on the ownership percentage of noncontrolling interest, which has been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Income (Loss) Attributable to Hartford Great Health Corp: We recorded a net income of $480,402 or $0.00 per share for the three months ended October 31, 2022, compared to a net loss of $581,532 or $(0.01) per share for the three months ended October 31, 2021, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2022, we had a working capital deficit of $4,324,792 comprised of current assets of $75,635 and current liabilities of $4,400,427. This represents a decrease of $3,327,400 in the working capital deficit from the July 31, 2022 amount of $7,652,192. The decrease was primarily because the disposal of operations in hospitality housing and childhood education care services on August 1, 2022. see Note 3 Acquisitions and Disposals.

We believe that our funding requirements for the next twelve months will be in excess of $230,000.   We are currently seeking for further funding through related parties’ loan and finance.

As of October 31, 2022, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Three months ended October 31, 2022 Compared to Three months ended October 31, 2021

Operating Activities

During the three months ended October 31, 2022, $26,718 used in operating activities as compared to $412,091 used in the operations during the three months ended October 31, 2021. During the three months ended October 31, 2022, we recorded net income of $480,402, other current payable increased by $16,518 and related party payables net with receivables increased by $15,449, offset by non-cash item gain on disposal of subsidiaries of $539,230.

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

Investing activities

Nil of investing activities occurred during the three months ended October 31, 2022.

Cash used in investing activities was $127,928 for the three months ended October 31, 2021, primarily due to the expenditure of leasehold improvements in HF Int’l Education.

Financing activities

Cash provided by financing activities was $30,000 for the three months ended October 31, 2022 as compared to $529,995 cash provided by financing activities for the three months ended October 31, 2021. The cash flows provided by financing activities for the three months ended October 31, 2022 was from the proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 4 Related Party Transactions.

The cash flows provided by financing activities for the three months ended October 31, 2021 was primarily attributable to $469,995 funding support from related parties, $60,000 proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 4 Related Party Transactions.

Future Capital Expenditures

As of October 31, 2022, we have no future capital expenditures plan.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2022, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2022, we don’t have material contractual commitments.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. There have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2022, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the three months period ended October 31, 2022, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 21, 2022, HF Int’l Education filed a civil case against the landlord demanding reductions of office rent due to mandatory business lockdown ordered by Shanghai health officials. The case has been accepted by the court and pending court date. Since disposition of HF Int’l Education on August 1, 2022, the new owner has assumed all the legal responsibility of the court case.

We were not subject to any other legal proceedings during the three months ended October 31, 2022, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: December 15, 2022	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

