Form 10-Q
period 2023-01-31
Hartford Great Health Corp.
filed 2023-03-24
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of March 17, 2023.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2023	July 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$10,575	$15,227
Prepaid and Other current receivables	296	1,154
Related party receivable	62,169	14,233
Current assets held for sale	-	784,113
Total Current Assets	73,040	814,727
Non-current Assets
Equipment, net	7,994	8,006
Non-current assets held for sale	-	3,715,623
Total Non-current Assets	7,994	3,723,629
TOTAL ASSETS	$81,034	$4,538,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,608,765	$4,481,524
Other current payable	137,762	144,760
Current liabilities held for sale	-	3,840,635
Total Current Liabilities	4,746,527	8,466,919
Long-term liabilities held for sale	-	2,504,086
TOTAL LIABILITIES	4,746,527	10,971,005
Commitments and contingencies (Note 5)	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized,
100,108,000 shares outstanding at both of January 31, 2023 and July 31, 2022.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(6,945,669)	(7,400,620)
Accumulated other comprehensive loss	6,547	(16,742)
Noncontrolling interest	-	(1,288,916)
Total Stockholders’ Deficit	(4,665,493)	(6,432,649)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,034	$4,538,356

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2023	2022	2023	2022
Operating expenses
Selling, general and administrative	21,362	49,157	76,010	104,667
Operating Loss	(21,362)	(49,157)	(76,010)	(104,667)
Other Income (Expense)
Interest (expense), net	(4,089)	(2,747)	(8,178)	(5,208)
Gain on disposal of subsidiary	-	-	539,230	-
Other income (expense), net	-	-	(91)	140
Other income (expense), net	(4,089)	(2,747)	530,961	(5,068)
Income (loss) before income taxes	(25,451)	(51,904)	454,951	(109,735)
Income Tax Expense	-	-	-	-
Net income (loss) from continuing operations	(25,451)	(51,904)	454,951	(109,735)
Net loss from discontinued operations, net of tax	-	(531,293)	-	(1,121,622)
Net (loss) income	(25,451)	(583,197)	454,951	(1,231,357)
Less: net loss attributable to noncontrolling Interest from discontinued operations	-	(63,099)	-	(129,727)
Net (loss) income attributable to Hartford Great Health Corp	$(25,451)	$(520,098)	$454,951	$(1,101,630)
Amounts attributable to Hartford Great Health Corp:
Continuing operations	(25,451)	(51,904)	454,951	(109,735)
Discontinued operations	-	(468,194)	-	(991,895)
Net income (loss) attributable to Hartford Great Health Corp	$(25,451)	$(520,098)	$454,951	$(1,101,630)

Net (loss) income per share from continuing operations attributable to Hartford Great Health Corp	$(0.00)	$(0.00)	$0.00	$(0.00)
Net (loss) income per share from discontinued operations attributable to Hartford Great Health Corp	$-	$(0.00)	$-	$(0.01)
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2023	2022	2023	2022
Net income (loss)	$(25,451)	$(520,098)	$454,951	$(1,101,630)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(322,644)	(39,047)	23,289	(85,615)
Total other comprehensive loss	(322,644)	(39,047)	23,289	(85,615)
Less： total other comprehensive loss attributable to noncontrolling interest	-	(7,001)	-	(16,094)
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	(322,644)	(32,046)	23,289	(69,521)
Total Comprehensive Loss	$(348,095)	$(552,144)	$478,240	$(1,171,151)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
	Common Stock		Additional Paid - in	Accumulated	Other Comprehensive	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income from continuing operations	-	-	-	454,951	-	-	454,951
Disposal of subsidiary	-	-	-	-	-	1,307,586	1,307,586
Foreign currency translation adjustment from continuing operations	-	-	-	-	23,289	(18,670)	4,619
Balance, January 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(6,945,669)	6,547	-	(4,665,493)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss) from continuing operations	-	-	-	(109,735)	-	-	(109,735)
Net (loss) from discontinued operations	-	-	-	(991,895)	-	(129,727)	(1,121,622)
Foreign currency translation adjustment from continuing operations	-	-	-	-	(69,521)	-	(69,521)
Foreign currency translation adjustment from discontinued operations	-	-	-	-	-	(16,094)	(16,094)
Balance, January 31, 2022 (unaudited)	100,108,000	100,108	2,173,521	(6,923,149)	(303,008)	(1,350,894)	(6,303,422)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$454,951	$(109,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	-
Disposal of subsidiaries	(539,230)	-
Changes in operating assets and liabilities:		-
Prepaid and Other current receivables	827	-
Related party receivables and payables	26,955	117,978
Other current payable	(6,631)	4,209
Net cash (used in) provided by operating activities from continuing operations	(63,128)	12,452
Net cash used in operating activities from discontinued operations	-	(665,736)
Net cash used in operating activities	(63,128)	(653,284)

Cash flows from investing activities:
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	-	(174,317)
Net cash used in investing activities	-	(174,317)

Cash flows from financing activities:
Proceeds of related party notes payable	60,000	80,000
Advances from related parties	-	704,576
Net cash provided by financing activities from continuing operations	60,000	784,576
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	60,000	784,576

Effect of exchange rate changes on cash from continuing operations	(1,524)	46
Effect of exchange rate changes on cash from discontinued operations	-	344
Net change in Cash, cash equivalents and restricted cash from continuing operations	(4,652)	797,074
Net change in Cash, cash equivalents and restricted cash from discontinued operations	-	(839,709)
Cash, cash equivalents and restricted cash at beginning of period	$15,227	$54,178
Cash, cash equivalents and restricted cash at end of period	$10,575	$11,543
Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. Nil of revenue has been generated during the three and six months ended January 31, 2023. For the three and six months ended January 31, 2022, $169,548 and $324,912, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1 2022. Thus, there was no revenue recognized from the two-revenue-stream for the six-month ended January 31, 2023. See Note 3 Acquisitions and Disposals.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $6,945,669 as of January 31, 2023. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

The unaudited Pro Forma Condensed Consolidated Financial Statements for the three and six months ended January 31, 2022 have been derived from the historical unaudited Condensed Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2022. The unaudited Pro Forma Condensed Consolidated Financial Statements for the years ended July 31, 2022 and 2021 have been derived from the historical audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended July 31, 2022 filed with the SEC on November 14, 2022. The unaudited Pro Forma Condensed Consolidated Statement of Operations for the three and six months ended January 31, 2022 and the years ended July 31, 2022 and 2021 give effect to the dispositions as if they had occurred on August 1, 2020, the beginning of the earliest period presented. The unaudited Pro Forma Condensed Consolidated Balance Sheet as of July 31, 2022 gives effect to the dispositions as if they had occurred on July 31, 2022.

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

The unaudited Pro Forma Condensed Consolidated Financial Statements and accompanying notes should be read in connection with the historical unaudited Condensed Consolidated Financial Statements and accompanying notes for the three and six months ended January 31, 2022, which are included in the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022, as well as the historical audited Consolidated Financial Statements and accompanying notes as of and for the years ended July 31, 2022 and 2021, which are included in the Annual Report on Form 10-K for the year ended July 31, 2022.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended January 31, 2022			Six months ended January 31, 2022
	Historical	Less: Discontinued Operations (a)	Pro Forma Continuing Operations	Historical	Less: Discontinued Operations (a)	Pro Forma Continuing Operations
Tuition revenue	$169,548	$169,548	$-	$324,912	$324,912	$-
Service revenue	17,403	17,403	-	31,851	31,851	-
Total revenue	186,951	186,951	-	356,763	356,763	-
Operating cost and expenses
Cost of tuition revenue	273,697	273,697	-	602,094	602,094	-
Cost of service revenue	7,899	7,899	-	14,506	14,506	-
Cost of revenue	281,596	281,596	-	616,600	616,600	-
Depreciation and amortization	34,791	34,791	-	63,010	63,010	-
Selling, general and administrative	494,168	445,011	49,157	973,708	869,041	104,667
Total operating cost and expenses	810,555	761,398	49,157	1,653,318	1,548,651	104,667
Operating Loss	(623,604)	(574,447)	(49,157)	(1,296,555)	(1,191,888)	(104,667)
Other Income (Expense)			-			-
Interest (expense), net	(16,695)	(13,948)	(2,747)	(32,861)	(27,653)	(5,208)
Other income, net	57,102	57,102	-	98,059	97,919	140
Other income, net	40,407	43,154	(2,747)	65,198	70,266	(5,068)
Income (loss) before income taxes	(583,197)	(531,293)	(51,904)	(1,231,357)	(1,121,622)	(109,735)
Income Tax Expense	-	-	-	-	-	-
Net income (loss)	(583,197)	(531,293)	(51,904)	(1,231,357)	(1,121,622)	(109,735)
Less: net loss attributable to noncontrolling Interest	(63,099)	(63,099)	-	(129,727)	(129,727)	-
Net income (loss) attributable to Hartford Great Health Corp	$(520,098)	$(468,194)	$(51,904)	$(1,101,630)	$(991,895)	$(109,735)

Net loss per common share:
Basic and Diluted	$(0.01)		$(0.00)	$(0.01)		$(0.00)
Weighted average shares outstanding:
Basic and diluted	100,108,000		100,108,000	100,108,000		100,108,000

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended July 31, 2022				Year ended July 31, 2021
						Recognition
		Less:	Pro Forma		Less:	of loss from	Pro Forma
		Discontinued	Continuing		Discontinued	subsidiaries	Continuing
	Historical	Operations	Operations	Historical	Operations	disposal	Operations
Tuition revenue	$509,920	509,920	$-	$435,149	435,149		$-
Service revenue	51,342	51,342	-	118,310	118,310		-
Total revenue	561,262	561,262	-	553,459	553,459		-
Operating cost and expenses
Cost of tuition revenue	653,784	653,784	-	684,409	684,409		-
Cost of service revenue	23,309	23,309	-	38,429	38,429		-
Cost of revenue	677,093	677,093	-	722,838	722,838		-
Depreciation and amortization	122,065	122,065	-	85,103	85,103		-
Selling, general and administrative	1,635,770	1,457,857	177,913	2,691,369	2,435,714		255,655
Goodwill impairment	-		-	70,514	70,514		-
Total operating cost and expenses	2,434,928	2,257,015	177,913	3,569,824	3,314,169		255,655
Operating Loss	(1,873,666)	(1,695,753)	(177,913)	(3,016,365)	(2,760,710)		(255,655)
Other Income (Expense)			-				-
Interest (expense), net	(66,587)	(54,730)	(11,857)	(30,886)	(45,692)		14,806
Gain (loss) on disposal of subsidiary	-			104,317		(53,056)	51,261
Other income, net	168,471	168,331	140	101,395	(174,699)		276,094
Other income, net	101,884	113,601	(11,717)	174,826	(220,391)	(53,056)	342,161
Loss before income taxes	(1,771,782)	(1,582,152)	(189,630)	(2,841,539)	(2,981,101)	(53,056)	86,506
Income Tax Expense	800		800	800			800
Net Loss	(1,772,582)	(1,582,152)	(190,430)	(2,842,339)	(2,981,101)	(53,056)	85,706
Less: net loss attributable to noncontrolling Interest	(193,481)	(193,481)	-	(589,005)	(590,845)		1,840
Net Loss Attributable to Hartford Great Health Corp	$(1,579,101)	(1,388,671)	$(190,430)	$(2,253,334)	(2,390,256)	(53,056)	$83,866

Net loss per common share:
Basic and Diluted	$(0.02)		$(0.00)	$(0.02)			$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000		100,108,000	99,790,192			99,790,192

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of July 31, 2022

		Less: Discontinued	Pro Forma Continuing
	Historical	Operations	Operations
ASSETS
Current Assets
Cash and cash equivalents	$15,227	$-	$15,227
Prepaid and Other current receivables	1,154	-	1,154
Related party receivable	14,233	-	14,233
Current assets held for sale	784,113	784,113	-
Total Current Assets	814,727	784,113	30,614
Non-current Assets
Property and equipment, net	8,006	-	8,006
Non-current assets held for sale	3,715,623	3,715,623	-
Total Non-current Assets	3,723,629	3,715,623	8,006
TOTAL ASSETS	$4,538,356	$4,499,736	$38,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,481,524	-	4,481,524
Other current payable	144,760	-	144,760
Current liabilities held for sale	3,840,635	3,840,635	-
Total Current Liabilities	8,466,919	3,840,635	4,626,284
Long-term liabilities held for sale	2,504,086	2,504,086	-
TOTAL LIABILITIES	10,971,005	6,344,721	4,626,284
Commitments and contingencies	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-		-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at July 31, 2022.	100,108		100,108
Additional paid-in capital	2,173,521		2,173,521
Accumulated deficit	(7,400,620)	(539,230)	(6,861,390)
Accumulated other comprehensive loss	(16,742)	(16,839)	97
Noncontrolling interest	(1,288,916)	(1,288,916)	-
Total Stockholders’ Deficit	(6,432,649)	(1,844,985)	(4,587,664)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,538,356	$4,499,736	$38,620

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of July 31, 2022, $428,519 related party receivables were allocated to current assets held for sales. See Note 3 Acquisitions and Disposals.

$62,169 related party receivable as of January 31, 2023 represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables and loans

As of January 31, 2023, and July 31, 2022, amounts of $619,910 and $620,876, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,538,687 and $3,531,064 as of January 31, 2023 and July 31, 2022, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

As of January 31, 2023 and July 31, 2022, amount of $350,000 and $290,000, respectively, borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $4,089 and $8,178 of interest expenses were recorded during the three and six months ended January 31, 2023, respectively. $2,748 and $5,209 of interest expense, respectively, were recorded during the three and six months ended January 31, 2022. The unpaid principal and interest will be due on demand.

The remaining related party payable of $76,276 and $39,583 as of January 31, 2023 and July 31, 2022, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of January 31, 2023.

NOTE 6. SEGMENT INFORMATION

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.

The Company used to operate in two reportable segments: hospitality (hotel and travel agency) and early childhood education industry in China in the past years. Due to the disposal of operating subsidiaries on August 1, 2022, we currently have one reportable segment.

NOTE 7. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the six-month periods ending January 31, 2023. It also analyzes our financial condition at January 31, 2023 and compares it to our financial condition at July 31, 2022. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2022, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2023, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of January 31, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

Due to market uncertainties during the pandemic, the board of HFSH adopted a new management approach to ease cash flow and reduce operation loss. In March 2021, HF Int’l Education entered agreements with Hartford Health Management (Shanghai), Co. Ltd. (“HFHM”). HFHM purchased seven education & intellectual property copy rights and ten “HaiDeFuDe” registered trademarks from HF Int’l Education for a total amount of RMB1.2M and RMB1.0M, respectively. In June 2021, HF Int’l Education and its three subsidiaries entered license agreements with HFHM for the rights to use the intellectual Properties (the “IPs”) HFHM owns. The IPs cover in the license agreements are four sets of curriculum structure designed and fifteen trademarks including “HaiDeFuDe” registered trademarks purchased from HF Int’l Education. As a return, on a monthly basis, HF Int’l Education and its subsidiaries pays 20% of its tuition revenue generated to HFHM as license usage fee.

Impacted by Covid-19 pandemic and the government regulation implemented in education industry and the restrictions posted by the Chinese government to control the pandemic in China since 2021, to avoid further operation losses, on August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500).

The company’s sole subsidiary, HFSH is currently working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. The expected marketing and product launch date is in July of this year.

Results of Operations – Three months ended January 31, 2023 Compared to Three months ended January 31, 2022.

Operating Expenses: Operating expenses decreased to $21,362 for the three months ended January 31, 2023, compared to $49,157 during the comparable period of 2022. The decrease of operating expenses was due to the reduction of payroll and professional expenses occurred in US as a result of the downsize of business operation.

Other Income (Expense): Other expense, net increased to $4,089 for the three months ended January 31, 2023, compared to other income, net of $2,747 for the corresponding period of 2022. Other expense for the three months ended January 31, 2023 was mainly resulted from interest expenses. Other income for the three months ended January 31, 2022 was mainly resulted from sublease income offset by interest expenses.

Net Loss from continuing operations: Net loss from continuing operations decreased to $25,451 for the three months ended January 31, 2023, compared to net loss from continuing operations of $51,094 for the corresponding period of 2022 as result of above.

Net Loss from discontinued operations, net of tax: We realized $531,293 net operation loss, including $186,951 revenue, $281,596 cost of revenue and $436,648 operating expenses and others in the three months ended January 31, 2022 from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. These two business operations have been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Loss Attributable to Noncontrolling Interest: For the three months ended January 31, 2023, we recorded a net loss attributable to noncontrolling interest of $- compared to $63,099 for the corresponding period of 2022. The loss was allocated based on the ownership percentage of noncontrolling interest, which has been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Income (Loss) Attributable to Hartford Great Health Corp: We recorded a net loss of $25,451 or $0.00 per share for the three months ended January 31, 2023, compared to a net loss of $520,098 or $(0.00) per share for the three months ended January 31, 2022, due to the factors discussed above.

Results of Operations – Six Months Ended January 31, 2023 Compared to Six Months Ended January 31, 2022

Operating Expenses: Operating expenses decreased to $76,010 for the six months ended January 31, 2023, compared to $104,667 during the comparable period of 2022. The decrease of operating expenses was due to the reduction of payroll and professional expenses occurred in US as a result of the downsize of business operation.

Other Income (Expense): Other income, net increased to $530,961 for the six months ended January 31, 2023, compared to $(5,068) net loss for the corresponding period of 2022. Other income for the six months ended January 31, 2023 was mainly resulted from the gain on disposal of subsidiaries offset by interest expenses. Other income for the six months ended January 31, 2022 was mainly resulted from sublease income offset by interest expenses.

Net Loss from continuing operations: Net income from continuing operations decreased to $454,951 for the six months ended January 31, 2023, compared to net loss from continuing operations of $109,735 for the corresponding period of 2022 as result of above.

Net Loss from discontinued operations, net of tax: We realized $1,121,622 net operation loss, including $356,763 revenue, $616,600 cost of revenue and $861,785 operating expenses and others in the six months ended January 31, 2022 from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. These two business operations have been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Loss Attributable to Noncontrolling Interest: For the six months ended January 31, 2023, we recorded a net loss attributable to noncontrolling interest of $- compared to $129,727 for the corresponding period of 2022. The loss was allocated based on the ownership percentage of noncontrolling interest, which has been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Income (Loss) Attributable to Hartford Great Health Corp: We recorded a net income of $454,951 or $0.00 per share for the six months ended January 31, 2023, compared to a net loss of $1,101,630 or $(0.01) per share for the six months ended January 31, 2022, due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2023, we had a working capital deficit of $4,673,487 comprised of current assets of $73,040 and current liabilities of $4,746,527. This represents a decrease of $2,978,705 in the working capital deficit from the July 31, 2022 amount of $7,652,192. The decrease was primarily because the disposal of operations in hospitality housing and childhood education care services on August 1, 2022. see Note 3 Acquisitions and Disposals.

We believe that our funding requirements for the next twelve months will be in excess of $175,000. We are currently seeking for further funding through related parties’ loan and finance.

As of January 31, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Six months ended January 31, 2023 Compared to Six months ended January 31, 2022

Operating Activities

During the six months ended January 31, 2023, $63,128 used in operating activities as compared to $653,284 used in the operations during the six months ended January 31, 2022. During the six months ended January 31, 2023, we recorded net income of $454,951, adjusted by subsidiary disposal gain of $539,230, related party payables net with receivables increased by $26,955 and offset by other current payable decreased by $6,631.

During the six months ended January 31, 2022, we recorded loss from continuing operation of $109,735, incurred other current payable increased by $4,209, related party payables net with receivables increased by $117,978, and offset by $665,736 net cash used in operating activities from discontinued operations.

Investing activities

Nil of investing activities occurred during the six months ended January 31, 2023.

Cash used in investing activities was $174,317 for the six months ended January 31, 2022. The cash used in investing activities was primarily due to the expenditure of leasehold improvements in HF Int’l Education, one of the discontinued operations.

Financing activities

Cash provided by financing activities was $60,000 for the six months ended January 31, 2023 as compared to $784,576 cash provided by financing activities for the six months ended January 31, 2022. The cash flows provided by financing activities for the six months ended January 31, 2023 was from the proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 4 Related Party Transactions.

The cash flows provided by financing activities for the six months ended January 31, 2022 was primarily attributable to $704,576 funding support from related parties, $80,000 proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate.

Future Capital Expenditures

As of January 31, 2023, we have no future capital expenditures plan.

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2023, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2023, we don’t have material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2023, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the three months period ended January 31, 2023, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any other legal proceedings during the six months ended January 31, 2023, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: March 24, 2023	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

