Form 10-K/A
period 2022-07-31
Hartford Great Health Corp.
filed 2023-06-12
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No.1

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of May 27, 2023.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the annual period from August 1, 2021 to July 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Filing”), is being filed for the following purposes:

(a) for Consolidated balance sheets on Item 8, Financial Statements, of Part II of Form 10-K, to reclass the balance of Non-current assets held for sale, as of July 31, 2022, to Current assets held for sale.

(b) for Consolidated statements of operations on Item 8, Financial Statements, of Part II of Form 10-K, to separately disclose the discontinued operation results for years ended July 31, 2022 and 2021.

(c) for Liquidity and Capital Resources section on Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of Part II of Form 10-K, to update the negative working capital comparison due to above (a) reclassification.

(d) for Results of Operations section on Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of Part II of Form 10-K, to update Results of Operations- Year Ended July 31, 2022 Compared to Year Ended July 31, 2021 due to above (b) disclosure.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2022 Form 10-K and does not reflect events occurring after the filing of the Original 2022 Form 10-K.

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

Liquidity and Capital Resources

As of July 31, 2022, we had negative working capital of $6,440,655 comprised of current assets of $4,530,350 and current liabilities of $10,971,005. This represents a decrease of $892,063 in the working capital balance from the July 31, 2021 negative amount of $5,548,592. During the year-ended July 31, 2022, our working capital deficit increased primarily because additional advances from related parties for business operating.

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

Contractual Commitments

As of July 31, 2022, we have no other material contractual commitments except the office building and property leases which are included Note 13 Leases. (see note 7. Commitments and contingencies)

Results of Operations- Year Ended July 31, 2022 Compared to Year Ended July 31, 2021 (restated)

Operating Expenses: Operating expenses decreased to $177,913 for the year ended July 31, 2022, compared to $255,655 during the comparable period of 2021. The decrease of operating expenses was due to the reduction of payroll and professional expenses occurred in US as a result of the downsize of business operation.

Other Income (Expense): Other expense, net amount of $11,717 for the year ended July 31, 2022, compared to $174,727 of other income for the corresponding period of 2021. Other expense for the year ended July 31, 2022 was mainly resulted from interest expenses. Other income for the year ended July 31, 2021 was mainly resulted from $104,317 gain on disposal of subsidiary, as well as $55,604 gain of the lease payable write-off as a result of the legal settlement (see note 7. Commitments and contingencies).

Net Loss from continuing operations: Net loss from continuing operations increased to $190,430 for the year ended July 31, 2022, compared to $81,728 for the corresponding period of 2021 as result of above.

Net Loss from discontinued operations, net of tax: We realized $1,582,152 net operation loss, including $561,262 revenue, $234,118 cost of revenue and $2,022,897 operating expenses and $113,601 other income for the year ended July 31, 2022, from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. We realized $2,760,611 net operation loss, including $553,459 revenue, $308,413 cost of revenue and $3,005,657 operating expenses and others for the year ended July 31, 2021, from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. These two business operations have been disposed on August 1, 2022. (see note 4 Acquisitions, Joint Ventures and Deconsolidation)

Net Loss Attributable to Noncontrolling Interest: For the year ended July 31, 2022, we recorded a net loss attributable to Noncontrolling interest of $193,481 compared to $589,005 for the corresponding period of 2021. The loss was allocated based on the ownership percentage of noncontrolling interest, which was mainly acquired through the acquisitions and Joint Ventures.

Net Loss Attributable to Hartford Great Health Corp: We recorded a net loss of $1,579,101 or $ (0.02) per share for the year ended July 31, 2022, compared to a net loss of $2,253,334 or $(0.02) per share for the year ended July 31, 2021, a decrease in losses of $674,233 due to the factors discussed above.

Discontinued Operations (restated): Subsequently on August 1, 2022, we entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries. We also entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries. See “Note 5. Discontinued Operation” to our consolidated financial statements included in this report. As of July 31, 2022, the assets and liabilities grouped under Education and Hospitality segments classified as assets and/or liabilities held for sale, and it is the Company’s intention to complete the sales of these assets within the upcoming year. The transactions meet the criteria to be reported as a discontinued operation as they constitute significant strategic business shifts for the Company.

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

PCAOB ID: 2485

Rowland Heights, California

November 14, 2022, except Note #10 on June 12, 2023.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2022 (restated)	July 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$15,227	$12,739
Prepaid and Other current receivables	1,154	1,203
Related party receivable	14,233	309
Current assets held for sale	4,499,736	975,837
Total Current Assets	4,530,350	990,088
Non-current Assets
Property and equipment, net	8,006	8,357
Non-current assets held for sale	-	4,744,153
Total Non-current Assets	8,006	4,752,510
TOTAL ASSETS	$4,538,356	$5,742,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,481,524	$3,711,606
Other current payable	144,760	145,435
Current liabilities held for sale	6,344,721	2,681,639
Total Current Liabilities	10,971,005	6,538,680

Long-term liabilities held for sale	-	4,190,368
TOTAL LIABILITIES	10,971,005	10,729,048
Commitments and contingencies (Note 7)	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of July 31, 2022 and 2021.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(7,400,620)	(5,821,519)
Accumulated other comprehensive loss	(16,742)	(233,487)
Noncontrolling interest	(1,288,916)	(1,205,073)
Total Stockholders’ Deficit	(6,432,649)	(4,986,450)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,538,356	$5,742,598

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	July 31,
	2022 (restated)	2021 (restated)
Selling, general and administrative	177,913	255,655
Total operating cost and expenses	177,913	255,655
Operating Loss	(177,913)	(255,655)
Other Income (Expense)
Interest (expense) income, net	(11,857)	14,806
Gain on disposal of subsidiary	-	104,317
Other income, net	140	55,604
Other (expense) income, net	(11,717)	174,727
(Loss) income before income taxes	(189,630)	(80,928)
Income Tax Expense	800	800
Net (loss) income from continuing operations	(190,430)	(81,728)
Less: net income from continuing operations attributable to noncontrolling Interest	-	-
Net (loss) income from continuing operations Attributable to Hartford Great Health Corp	$(190,430)	$(81,728)

Income loss from discontinued operations, net of income taxes	(1,582,152)	(2,760,611)
Less: net loss from discontinued operations attributable to noncontrolling Interest	(193,481)	(589,005)
Net loss from discontinued operations Attributable to Hartford Great Health Corp	$(1,388,671)	$(2,171,606)

Net loss per common share:
Continuing operations	(0.00)	0.00
Discontinued operations	(0.01)	(0.02)
Basic and Diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	100,108,000	99,790,192

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

For the years ended July 31, 2022 and 2021, results of operations from HF Intel Education and its subsidiaries, and HZHF and its subsidiary were as follows:

For the years ended July 31,	2022 (restated)	2021 (restated)
Net sales	$561,262	$553,459
Cost of sales	677,093	722,838
Gross profit	(115,831)	(169,379)
Operating expenses:
Selling, general, and administrative expenses	1,579,922	2,520,817
Impairment	-	70,514
Total operating expenses	1,579,922	2,591,331
Loss from operations of discontinued operations	(1,695,753)	(2,760,710)
Interest expense	(54,730)	(45,692)
Other Income	168,331	45,791
Loss from discontinued operations before income taxes	(1,582,152)	(2,760,611)
Income tax benefit (expense)	-	-
Income (loss) from discontinued operations, net of taxes before gain from sale of discontinued operations	(1,582,152)	(2,760,611)
Loss from sale of discontinued operations, net of taxes	-	-
Income from discontinued operations, net of taxes	$(1,582,152)	$(2,760,611)

For the years ended July 31, 2022 and 2021, net cash used in discontinued operations - HF Intel Education and its subsidiaries, and HZHF and its subsidiary were as follows:

	Years ended July 31,
Cash flow of discontinued operations:	2022	2021
Operating cash flows	$(656,663)	$(2,455,829)
Investing cash flows	(145,048)	(155,566)
Net cash used in discontinued operations	$(801,711)	$(2,611,395)

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

NOTE 9. SEGMENT INFORMATION (restated)

The Company currently operates in following industry segments: hospitality (hotel and travel agency) and early childhood education industry in China.

Segment information on assets as of July 31, 2022 and revenue generated during the year ended July 31, 2022, as follows:

	Hospitality (Discontinued Operation)	Education (Discontinued Operation)	Corporate and Unallocated (Continued operation)	Total
Revenue	$51,342	$509,920	$-	$561,262
Operating loss	(129,352)	(1,566,401)	(177,913)	(1,873,666)
Loss before tax	(182,980)	(1,399,172)	(189,630)	(1,771,782)
Net Loss Attributable to Hartford Great Health Corp	(129,422)	(1,259,249)	(190,430)	(1,579,101)
Total assets (excluding Intercompany balances)	303,703	4,196,033	38,620	4,538,356
Assets allocated to held for sale	(303,703)	(4,196,033)	-	(4,499,736)

Segment information on assets as of July 31, 2021 and revenue generated during the year ended July 31, 2021, as follows:

	Hospitality (Discontinued Operation)	Education (Discontinued Operation)	Corporate and Unallocated (Continued operation)	Total
Revenue	$118,309	$435,150	$-	$553,459
Operating loss	(172,536)	(2,588,174)	(255,655)	(3,016,365)
Loss before tax	(216,303)	(2,544,308)	(80,928)	(2,841,539)
Net Loss Attributable to Hartford Great Health Corp	(174,018)	(1,997,588)	(81,728)	(2,253,334)
Total assets (excluding Intercompany balances)	384,747	5,335,244	22,607	5,742,598
Assets allocated to held for sale	(384,747)	(5,335,244)	-	(5,719,991)

NOTE 10. RESTATEMENT

The Company restated its Annual Report on Form 10-K for the annual period from August 1, 2021 to July 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Filing”), is being filed for the following purposes:

(a) for Consolidated balance sheets on Item 8, Financial Statements, of Part II of Form 10-K, to reclass the balance of Non-current assets held for sale, as of July 31, 2022, to Current assets held for sale.

(b) for Consolidated statements of operations on Item 8, Financial Statements, of Part II of Form 10-K, to separately disclose the discontinued operation results for years ended July 31, 2022 and 2021.

The restatements above have been incorporated into the consolidated statements of operation, Note #5 and #9, respectively.

NOTE 11. SUBSEQUENT EVENTS

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

HARTFORD GREAT HEALTH CORP.

Date: June 12, 2023	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rose Hong Wang	Chief Executive Officer, President, Dir.	June 12, 2023
Rose Hong Wang	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	June 12, 2023
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	June 12, 2023
Yuan Lu

/s/ Xin Dong	Director	June 12, 2023
Xin Dong

