Form 10-Q
period 2023-04-30
Hartford Great Health Corp.
filed 2023-06-12
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended: April 30, 2023

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

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2023	July 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,569	$15,227
Prepaid and Other current receivables	289	1,154
Related party receivable	60,774	14,233
Current assets held for sale	-	4,499,736
Total Current Assets	76,632	4,530,350
Non-current Assets
Property and equipment, net	7,812	8,006
Total Non-current Assets	7,812	8,006
TOTAL ASSETS	$84,444	$4,538,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,543,433	$4,481,524
Other current payable	134,623	144,760
Current liabilities held for sale	-	6,344,721
Total Current Liabilities	4,678,056	10,971,005
TOTAL LIABILITIES	4,678,056	10,971,005
Commitments and contingencies (Note 5)	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of April 30, 2023 and July 31, 2022.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(6,971,862)	(7,400,620)
Accumulated other comprehensive loss	104,621	(16,742)
Noncontrolling interest	-	(1,288,916)
Total Stockholders’ Deficit	(4,593,612)	(6,432,649)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84,444	$4,538,356

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2023	2022	2023	2022
Operating expenses
Selling, general and administrative	21,417	38,655	97,427	143,322
Operating Loss	(21,417)	(38,655)	(97,427)	(143,322)
Other Income (Expense)
Interest (expense), net	(4,776)	(3,079)	(12,954)	(8,287)
Gain on disposal of subsidiary	-	-	539,230	-
Other income (expense), net	-	-	(91)	140
Other (expense) income, net	(4,776)	(3,079)	526,185	(8,147)
(Loss) income before income taxes	(26,193)	(41,734)	428,758	(151,469)
Income Tax Expense	-	800	-	800
Net (loss) income from continuing operations	(26,193)	(42,534)	428,758	(152,269)
Loss from discontinued operations, net of tax	-	(400,822)	-	(1,522,444)
Net (loss) income	(26,193)	(443,356)	428,758	(1,674,713)
Less: net loss attributable to noncontrolling Interest from discontinued operations	-	(48,090)	-	(177,817)
Net (loss) income attributable to Hartford Great Health Corp	$(26,193)	$(395,266)	$428,758	$(1,496,896)
Amounts attributable to Hartford Great Health Corp:
Continuing operations	(26,193)	(42,534)	428,758	(152,269)
Discontinued operations	-	(352,732)	-	(1,344,627)
Net (loss) income attributable to Hartford Great Health Corp	$(26,193)	$(395,266)	$428,758	$(1,496,896)

Net (loss) income per share from continuing operations attributable to Hartford Great Health Corp	$(0.00)	$(0.00)	$0.00	$(0.00)
Net (loss) income per share from discontinued operations attributable to Hartford Great Health Corp	$-	$(0.00)	$-	$(0.01)
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2023	2022	2023	2022
Net (loss) income	$(26,193)	$(395,266)	$428,758	$(1,496,896)
Other Comprehensive income (loss), net of income tax
Foreign currency translation adjustments	98,074	242,246	121,363	156,631
Total other comprehensive loss	98,074	242,246	121,363	156,631
Less： total other comprehensive loss attributable to noncontrolling interest	-	44,999	-	28,905
Total Other Comprehensive Loss Attributable to Hartford Great Health Corp	98,074	197,247	121,363	127,726
Total Comprehensive (Income) Loss	$71,881	$(198,019)	$550,121	$(1,369,170)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income (loss) from continuing operations	-	-	-	428,758	-	-	428,758
Disposal of subsidiary	-	-	-	-	-	1,307,586	1,307,586
Foreign currency translation adjustment	-	-	-	-	121,363	(18,670)	102,693
Balance, April 30, 2023 (unaudited)	100,108,000	100,108	2,173,521	(6,971,862)	104,621	-	(4,593,612)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss) from continuing operations	-	-	-	(152,269)	-	-	(152,269)
Net (loss) from discontinued operations	-	-	-	(1,344,627)	-	(177,817)	(1,522,444)
Investment from noncontrolling interest	-	-	-	-	-	60,528	60,528
Foreign currency translation adjustment	-	-	-	-	127,726	28,905	156,631
Balance, April 30, 2022 (unaudited)	100,108,000	100,108	2,173,521	(7,318,415)	(105,761)	(1,293,457)	(6,444,004)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$428,758	(152,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Disposal of subsidiaries	(539,230)	-
Changes in operating assets and liabilities:
Prepaid and Other current receivables	832	-
Related party receivables and payables	33,211	20,476
Other current payable	(6,654)	6,065
Net cash (used in) provided by operating activities from continuing operations	(83,083)	(125,728)
Net cash used in operating activities from discontinued operations	-	(915,303)
Net cash used in operating activities	(83,083)	(1,041,031)

Cash flows from investing activities:
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	-	(174,277)
Net cash used in investing activities	-	(174,277)

Cash flows from financing activities:
Proceeds of related party notes payable	85,000	120,000
Advances from related parties	-	1,018,395
Net cash provided by financing activities from continuing operations	85,000	1,138,395
Net cash provided by financing activities from discontinued operations	-	39,068
Net cash provided by financing activities	85,000	1,177,463
Effect of exchange rate changes on cash from continuing operations	(1,575)	(244)
Effect of exchange rate changes on cash from discontinued operations	-	331
Net change in Cash, cash equivalents and restricted cash from continuing operations	342	1,012,423
Net change in Cash, cash equivalents and restricted cash from discontinued operations	-	(1,050,181)
Cash, cash equivalents and restricted cash at beginning of period	15,227	54,178
Cash, cash equivalents and restricted cash at end of period	$15,569	16,420

Supplemental Cash Flow Information
Interest paid	$-	-
Income taxes paid	$-	-

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

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. Nil of revenue has been generated during the three and nine months ended April 30, 2023. For the three and nine months ended April 30, 2022, $151,930 and $476,842, respectively, of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1 2022. Thus, there was no revenue recognized from the two-revenue-stream for the nine-month ended April 30, 2023. See Note 3 Acquisitions and Disposals.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $6,971,862 as of April 30, 2023. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

The unaudited Pro Forma Condensed Consolidated Financial Statements for the three and nine months ended April 30, 2022 have been derived from the historical unaudited Condensed Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2022 filed with the Securities and Exchange Commission (“SEC”) on July 7, 2022. The unaudited Pro Forma Condensed Consolidated Financial Statements for the years ended July 31, 2022 and 2021 have been derived from the historical audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended July 31, 2022 filed with the SEC on November 14, 2022. The unaudited Pro Forma Condensed Consolidated Statement of Operations for the three and nine months ended April 30, 2022 and the years ended July 31, 2022 and 2021 give effect to the dispositions as if they had occurred on August 1, 2020, the beginning of the earliest period presented. The unaudited Pro Forma Condensed Consolidated Balance Sheet as of July 31, 2022 gives effect to the dispositions as if they had occurred on July 31, 2022.

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

The unaudited Pro Forma Condensed Consolidated Financial Statements and accompanying notes should be read in connection with the historical unaudited Condensed Consolidated Financial Statements and accompanying notes for the three and nine months ended April 30, 2022, which are included in the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2022, as well as the historical audited Consolidated Financial Statements and accompanying notes as of and for the years ended July 31, 2022 and 2021, which are included in the Annual Report on Form 10-K for the year ended July 31, 2022.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended April 30, 2022			Nine months ended April 30, 2022

	Historical	Less: Discontinued Operations (a)	Pro Forma Continuing Operations	Historical	Less: Discontinued Operations (a)	Pro Forma Continuing Operations
Tuition revenue	$151,930	$151,930	$-	$476,842	$476,842	$-
Service revenue	5,840	5,840	-	37,691	37,691	-
Total revenue	157,770	157,770	-	514,533	514,533	-
Operating cost and expenses
Cost of tuition revenue	264,084	264,084	-	866,178	866,178	-
Cost of service revenue	3,884	3,884	-	18,390	18,390	-
Cost of revenue	267,968	267,968	-	884,568	884,568	-
Depreciation and amortization	27,958	27,958	-	90,968	90,968	-
Selling, general and administrative	340,133	301,478	38,655	1,313,841	1,170,519	143,322
Total operating cost and expenses	636,059	597,404	38,655	2,289,377	2,146,055	143,322
Operating Loss	(478,289)	(439,634)	(38,655)	(1,774,844)	(1,631,522)	(143,322)
Other Income (Expense)
Interest (expense), net	(16,768)	(13,689)	(3,079)	(49,629)	(41,342)	(8,287)
Other income, net	52,501	52,501	-	150,560	150,420	140
Other income, net	35,733	38,812	(3,079)	100,931	109,078	(8,147)
Income (loss) before income taxes	(442,556)	(400,822)	(41,734)	(1,673,913)	(1,522,444)	(151,469)
Income Tax Expense	800	-	800	800	-	800
Net income (loss)	(443,356)	(400,822)	(42,534)	(1,674,713)	(1,522,444)	(152,269)
Less: net loss attributable to noncontrolling Interest	(48,090)	(48,090)	-	(177,817)	(177,817)	-
Net income (loss) attributable to Hartford Great Health Corp	$(395,266)	$(352,732)	$(42,534)	$(1,496,896)	$(1,344,627)	$(152,269)

Net loss per common share:
Basic and Diluted	$(0.00)		$(0.00)	$(0.01)		$(0.00)
Weighted average shares outstanding:
Basic and diluted	100,108,000		100,108,000	100,108,000		100,108,000

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended July 31, 2022				Year ended July 31, 2021
						Recognition
		Less:	Pro Forma		Less:	of loss from	Pro Forma
		Discontinued	Continuing		Discontinued	subsidiaries	Continuing
	Historical	Operations	Operations	Historical	Operations	disposal	Operations
Tuition revenue	$509,920	509,920	$-	$435,149	435,149		$-
Service revenue	51,342	51,342	-	118,310	118,310		-
Total revenue	561,262	561,262	-	553,459	553,459		-
Operating cost and expenses
Cost of tuition revenue	653,784	653,784	-	684,409	684,409		-
Cost of service revenue	23,309	23,309	-	38,429	38,429		-
Cost of revenue	677,093	677,093	-	722,838	722,838		-
Depreciation and amortization	122,065	122,065	-	85,103	85,103		-
Selling, general and administrative	1,635,770	1,457,857	177,913	2,691,369	2,435,714		255,655
Goodwill impairment	-		-	70,514	70,514		-
Total operating cost and expenses	2,434,928	2,257,015	177,913	3,569,824	3,314,169		255,655
Operating Loss	(1,873,666)	(1,695,753)	(177,913)	(3,016,365)	(2,760,710)		(255,655)
Other Income (Expense)			-				-
Interest (expense), net	(66,587)	(54,730)	(11,857)	(30,886)	(45,692)		14,806
Gain (loss) on disposal of subsidiary	-			104,317		(53,056)	51,261
Other income, net	168,471	168,331	140	101,395	45,791		55,604
Other income, net	101,884	113,601	(11,717)	174,826	99	(53,056)	121,671
Loss before income taxes	(1,771,782)	(1,582,152)	(189,630)	(2,841,539)	(2,760,611)	(53,056)	(133,984)
Income Tax Expense	800		800	800	-		800
Net Loss	(1,772,582)	(1,582,152)	(190,430)	(2,842,339)	(2,760,611)	(53,056)	(134,784)
Less: net loss attributable to noncontrolling Interest	(193,481)	(193,481)	-	(589,005)	(589,005)		-
Net Loss Attributable to Hartford Great Health Corp	$(1,579,101)	(1,388,671)	$(190,430)	$(2,253,334)	(2,171,606)	(53,056)	$(134,784)

Net loss per common share:
Basic and Diluted	$(0.02)		$(0.00)	$(0.02)			$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000		100,108,000	99,790,192			99,790,192

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of July 31, 2022

		Less: Discontinued	Pro Forma Continuing
	Historical	Operations	Operations
ASSETS
Current Assets
Cash and cash equivalents	$15,227	$-	$15,227
Prepaid and Other current receivables	1,154	-	1,154
Related party receivable	14,233	-	14,233
Current assets held for sale	4,499,736	4,499,736	-
Total Current Assets	4,530,350	4,499,736	30,614
Non-current Assets
Property and equipment, net	8,006	-	8,006
Total Non-current Assets	8,006	-	8,006
TOTAL ASSETS	$4,538,356	$4,499,736	$38,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,481,524	-	4,481,524
Other current payable	144,760	-	144,760
Current liabilities held for sale	6,344,721	6,344,721	-
Total Current Liabilities	10,971,005	6,344,721	4,626,284
TOTAL LIABILITIES	10,971,005	6,344,721	4,626,284
Commitments and contingencies	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-		-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at July 31, 2022.	100,108		100,108
Additional paid-in capital	2,173,521		2,173,521
Accumulated deficit	(7,400,620)	(539,230)	(6,861,390)
Accumulated other comprehensive loss	(16,742)	(16,839)	97
Noncontrolling interest	(1,288,916)	(1,288,916)	-
Total Stockholders’ Deficit	(6,432,649)	(1,844,985)	(4,587,664)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,538,356	$4,499,736	$38,620

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of July 31, 2022, $428,519 related party receivables were allocated to current assets held for sales. See Note 3 Acquisitions and Disposals.

$60,774 and $14,233 related party receivable as of April 30, 2023 and July 31, 2022, respectively, represent the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Related Party Payables and loans

As of April 30, 2023, and July 31, 2022, amounts of $605,785 and $620,876, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,459,443 and $3,531,064 as of April 30, 2023 and July 31, 2022, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

As of April 30, 2023 and July 31, 2022, amount of $375,000 and $290,000, respectively, borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $4,775 and $12,953 of interest expenses were recorded during the three and nine months ended April 30, 2023, respectively. $3,078 and $8,287 of interest expense, respectively, were recorded during the three and nine months ended April 30, 2022. The unpaid principal and interest will be due on demand.

The remaining related party payable of $74,538 and $39,583 as of April 30, 2023 and July 31, 2022, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

As of July 31, 2022, $1,321,549 related party payables were allocated to current liabilities held for sales. See Note 3 Acquisitions and Disposals.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 5. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of April 30, 2023.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three- and nine-month periods ending April 30, 2023. It also analyzes our financial condition at April 30, 2023 and compares it to our financial condition at July 31, 2022. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2022, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2023, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of April 30, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

The company’s sole subsidiary, HFSH is currently working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. The expected marketing and product launch date is in July of this year  .

Results of Operations – Three months ended April 30, 2023 Compared to Three months ended April 30, 2022.

Operating Expenses: Operating expenses decreased to $21,417 for the three months ended April 30, 2023, compared to $38,655 during the comparable period of 2022. The decrease of operating expenses was due to the reduction of payroll and professional expenses occurred in US as a result of the downsize of business operation.

Other Income (Expense): Other expense, net increased to $4,776 for the three months ended April 30, 2023, compared to other income, net of $3,079 for the corresponding period of 2022. Other expense for the three months ended April 30, 2023 and 2022 was mainly resulted from interest expenses.

Net Loss from continuing operations: Net loss from continuing operations decreased to $26,193 for the three months ended April 30, 2023, compared to net loss from continuing operations of $42,534 for the corresponding period of 2022 as result of above.

Net Loss from discontinued operations, net of tax: We realized $400,822 net operation loss, including $157,770 revenue, $267,968 cost of revenue and $329,436 operating expenses and others in the three months ended April 30, 2022 from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. These two business operations have been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Loss Attributable to Noncontrolling Interest: For the three months ended April 30, 2023, we recorded a net loss attributable to noncontrolling interest of $- compared to $48,090 for the corresponding period of 2022. The loss was allocated based on the ownership percentage of noncontrolling interest, which has been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Income (Loss) Attributable to Hartford Great Health Corp: We recorded a net loss of $26,193 or $0.00 per share for the three months ended April 30, 2023, compared to a net loss of $395,266 or $0.00 per share for the three months ended April 30, 2022, due to the factors discussed above.

Results of Operations – Nine months Ended April 30, 2023 Compared to Nine months Ended April 30, 2022

Operating Expenses: Operating expenses decreased to $97,427 for the nine months ended April 30, 2023, compared to $143,322 during the comparable period of 2022. The decrease of operating expenses was due to the reduction of payroll and professional expenses occurred in US as a result of the downsize of business operation.

Other Income (Expense): Other income, net increased to $526,185 for the nine months ended April 30, 2023, compared to $(8,147) net loss for the corresponding period of 2022. Other income for the nine months ended April 30, 2023 was mainly resulted from the gain on disposal of subsidiaries offset by interest expenses. Other income for the nine months ended April 30, 2022 was mainly resulted from sublease income offset by interest expenses.

Net income (loss) from continuing operations: Net income from continuing operations increased to $428,758 for the nine months ended April 30, 2023, compared to net loss from continuing operations of $152,269 for the corresponding period of 2022 as result of above.

Net Loss from discontinued operations, net of tax: We realized $1,522,444 net operation loss, including $514,533 revenue, $884,568 cost of revenue and $1,261,487 operating expenses and others in the nine months ended April 30, 2022 from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. These two business operations have been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Loss Attributable to Noncontrolling Interest: For the nine months ended April 30, 2023, we recorded a net loss attributable to noncontrolling interest of $- compared to $177,817 for the corresponding period of 2022. The loss was allocated based on the ownership percentage of noncontrolling interest, which has been disposed on August 1, 2022. see Note 3 Acquisitions and Disposals.

Net Income (Loss) Attributable to Hartford Great Health Corp: We recorded a net income of $428,758 or $0.00 per share for the nine months ended April 30, 2023, compared to a net loss of $1,496,896 or $(0.01) per share for the nine months ended April 30, 2022, due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2023, we had a working capital deficit of $4,601,424 comprised of current assets of $76,632 and current liabilities of $4,678,056. This represents a decrease of $1,839,231 in the working capital deficit from the July 31, 2022 amount of $6,440,655 . The decrease was primarily because the disposal of operations in hospitality housing and childhood education care services on August 1, 2022. see Note 3 Acquisitions and Disposals.

We believe that our funding requirements for the next twelve months will be in excess of $175,000  . We are currently seeking for further funding through related parties’ loan and finance.

As of April 30, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Nine months ended April 30, 2023 Compared to Nine months ended April 30, 2022

Operating Activities

During the nine months ended April 30, 2023, $83,083 used in operating activities as compared to $1,041,031 used in the operations during the nine months ended April 30, 2022. During the nine months ended April 30, 2023, we recorded net income of $428,758, adjusted by subsidiary disposal gain of $539,230, related party payables net with receivables increased by $33,211 and offset by other current payable decreased by $6,654.

During the nine months ended April 30, 2022, we recorded loss from continuing operation of $152,269, incurred other current payable increased by $6,065, related party payables net with receivables increased by $20,476, and offset by $915,303 net cash used in operating activities from discontinued operations.

Investing activities

Nil of investing activities occurred during the nine months ended April 30, 2023.

Cash used in investing activities was $174,277 for the nine months ended April 30, 2022. The cash used in investing activities was primarily due to the expenditure of leasehold improvements in HF Int’l Education, one of the discontinued operations.

Financing activities

Cash provided by financing activities was $85,000 for the nine months ended April 30, 2023 as compared to $1,177,463 cash provided by financing activities for the nine months ended April 30, 2022. The cash flows provided by financing activities for the nine months ended April 30, 2023 was from the proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 4 Related Party Transactions.

The cash flows provided by financing activities for the nine months ended April 30, 2022 was primarily attributable to $1,018,395 funding support from related parties, $120,000 proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate.

Future Capital Expenditures

As of April 30, 2023, we have no future capital expenditures plan.

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2023, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2023, we don’t have material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2023, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the nine months period ended April 30, 2023, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings  .

We were not subject to any other legal proceedings during the nine months ended April 30, 2023, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

