Form 10-K
period 2023-07-31
Hartford Great Health Corp.
filed 2023-10-30
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

January 31, 2023 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $ $1,244,223

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of October 30, 2023.

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

In August 2018, the Company changed its future plans of operations. Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”), and through Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China. Qiao Garden Int’l Travel was disposed on December 31, 2020, see note 4 Acquisitions and Disposals.

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”). HFSH originally held 75.5% ownership of HF Int’l Education and maintains control over HF Int’l Education. During the board meeting in 2021, SH Jingyu and another noncontrolling shareholders sold a total of 14.5% equity at zero value to HFSH. As a result, HFSH holds 90% of HF Int’l Education and a total of 10% equity is held by two individual noncontrolling shareholders. On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). Gelinke temporally ceased its operations by the end of August 2021. On August 31, 2021, PDHJ established one 96% owned subsidiary, Shanghai HDFD Zhongli Education Technology Co., Ltd. (“Zhongli”), two individual investors hold the remaining 4% ownership, see note 4 Acquisitions and Disposals.

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

The following business plan was based on research and discussions between the board and third party suppliers and experts. Only preliminary activities relating to the following objectives have been undertaken and therefore, there is no assurance that any of the proposed activities set forth below will be started by the Company or if started will be successful.

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

Near the end of 2019, the Company has found another opportunity to expand its market reach in the Chinese childhood education industry. The Company plans to formulate a proprietary early childhood education center management model beginning with the opening of several early childhood education centers in the greater Shanghai area with the goal of demonstrating the management model in action in order to attract interest from potential franchisees. Currently, there are three early child education and development center in operation despite the economic slowdown during the pandemic. The “Three-child policy” announced on May 1, 2021, by Chinese government further increases the market opportunities in early childhood education industry. On July 24, 2021, the Chinese government announced a “Double-Reduction” education policy to be taken effective on August 31, 2021. This new education policy has since impacted the Company’s early childhood education business. Due to China’s zero-Covid policy implementation during the pandemic as well as Covid-19 lockdown for over two months in Greater Shanghai, childcare and childhood education center were forced to halt operations; therefore, the Company decides to divert its plan from childcare and childhood educational development industry. On August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500). The company’s sole subsidiary, HFSH is currently working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. Due to deflation in China, the expected marketing and product launch date has been pushed back towards end of this year.

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

Employees

As of October 30, 2023, we have 5 employees.

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

Due to the discontinued operation in August 2022, we currently do not lease or own any real property.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any other legal proceedings during the twelve months ended July 31, 2023, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

On October 30,  2023, the closing price of our common stock reported on the OTC Markets was $0.88 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Fiscal 2023	Low	High
First Quarter	$0.16	$0.16
Second Quarter	$0.16	$0.16
Third Quarter	$0.03	$1.10
Fourth Quarter	$0.88	$1.10

Fiscal 2024	Low	High
First Quarter	$0.88	$0.88

Holders

As of October 30, 2023, a total of 100,108,000 shares of our common stock were outstanding and there were approximately 52 holders of record.

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

Transfer Agent

We have appointed Signature Stock Transfer, Inc., as the transfer agent for our common stock. The principal office of Signature Stock Transfer is located at 16801 Addison Road, Suite 247, Addison, Texas 75001 and its telephone number is (972) 612-4120.

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

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2023, and the results of operations for the years ended July 31, 2023, and 2022. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008, under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018, and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2023 and 2022, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of July 31, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

However, due to China’s continual of zero-Covid policy implementation this year as well as Covid-19 lockdown for over two months in Greater Shanghai, childcare and childhood education center were forced to halt operations; therefore, the Company decides to divert its plan from childcare and childhood educational development industry. On August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500). The company’s sole subsidiary, HFSH is currently working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. The expected marketing and product launch date is push out to end of this year due to deflation in China.

Liquidity and Capital Resources

As of July 31, 2023, we had negative working capital of $4,490,436 comprised of current assets of $7,037 and current liabilities of $4,497,473. This represents a decrease of $1,950,219 in the working capital balance from the July 31, 2022 negative amount of $6,440,655. The decrease was primarily because the disposal of operations in hospitality housing and childhood education care services on August 1, 2022. see note 4 Acquisitions and Disposals.

We believe that our funding requirements for the next twelve months will be in excess of $175,000. We are currently seeking for further funding through related parties’ loan and finance.

As of July 31, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Year Ended July 31, 2023 Compared to Year Ended July 31, 2022

Operating Activities

During the year ended July 31, 2023, $123,363 used in operating activities compared to $860,832 used in the operations during the year ended July 31, 2022.

During the year ended July 31, 2023, we recorded net income of $396,903, adjusted by subsidiary disposal gain of $539,230, related party payables increased by $17,789 as a result of interest accrued for related party notes payable and offset by other current payable decreased by $6,628.

During the year ended July 31, 2022, we recorded loss from continuing operation of $190,430, other current payable increased by $9,564, related party payables net with receivables decreased by $2,500, and $677,466 net cash used in operating activities from discontinued operations.

Investing activities

The cash used in investing activities was $4,938 for the year ended July 31, 2023 as a result of the disposal of the subsidiaries. see note 4 Acquisitions and Disposals.

Cash used in investing activities was $145,048 for the year ended July 31, 2022. The cash used in investing activities was primarily due to the expenditure of leasehold improvements in HF Int’l Education, one of the discontinued operations.

Financing activities

Cash provided by financing activities was $115,568 for the year ended July 31, 2023 as compared to $972,267 cash provided by financing activities for the year ended July 31, 2022. The cash flows provided by financing activities during the year ended July 31, 2023 was from the proceeds of notes payable and funding support from related parties. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 6 Related Party Transactions.

The cash flows provided by financing activities for year ended July 31,2022 was primarily attributable to $788,673 funding support from related parties, $145,000 proceeds of notes payable and $38,594 net cash provided by financing activities from discontinued operations. The notes payable was borrowed from one related party with 5% annual interest rate.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of July 31, 2023, we had an accumulated deficit of $7,003,717 compared to $7,400,620 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

Impacted by Covid-19 pandemic and the government regulation implemented in education industry and the restrictions posted by the Chinese government to control the pandemic in China since 2021, to avoid further operation losses, on August 1, 2022, we disposed the main operational entities in China. Consequently, we are dependent on the proceeds from future debt or equity investments to implement our future business plan. If we are unable to raise sufficient capital, we will be required to delay or forego most of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate.

Future Capital Expenditures

As of July 31, 2023, we have no future capital expenditures plan for next twelve months.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2023, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2023, we have no material contractual commitments.

Results of Operations- Year Ended July 31, 2023 Compared to Year Ended July 31, 2022

Operating Expenses: Operating expenses decreased to $123,650 for the year ended July 31, 2023, compared to $177,913 during the comparable period of 2022. The decrease of operating expenses was due to the reduction of payroll and professional expenses occurred in US as a result of the downsize of business operation.

Other Income (Expense): Other expense, net amount of $521,353 for the year ended July 31, 2023, compared to $11,717 of other expense for the corresponding period of 2022. Other income for the year ended July 31, 2023 was mainly resulted from the gain on disposal of subsidiaries offset by interest expenses. Other expense for the year ended July 31, 2022 was mainly resulted from interest expenses.

Net income (loss) from continuing operations: Net income from continuing operations increased to $396,903 for the year ended July 31, 2023, compared to net loss from continuing operations of $190,430 for the corresponding period of 2022 as result of above.

Net Loss from discontinued operations, net of tax: We realized $1,582,152 net operation loss, including $561,262 revenue, $677,093 cost of revenue and $1,579,922 operating expenses and $113,601 other income for the year ended July 31, 2022, from two industry segments, the hospitality housing in HZLJ and childhood education care services in HF Int’l Education. These two business operations have been disposed on August 1, 2022. (see note 4 Acquisitions and Disposals)

Net Loss Attributable to Noncontrolling Interest: For the year ended July 31, 2023, zero net loss attributable to Noncontrolling interest of compared to $193,481 for the corresponding period of 2022. The loss was allocated based on the ownership percentage of noncontrolling interest. (see note 4 Acquisitions and Disposals)

Net income (loss) Attributable to Hartford Great Health Corp: We recorded a net income of $396,903 or $0.00 per share for the year ended July 31, 2023, compared to a net loss of $1,579,101 or $ (0.02) per share for the year ended July 31, 2022, a decrease in losses of $1,976,004 due to the factors discussed above.

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

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. Nil of revenue has been generated during the year end July 31, 2023. For the year ended July 31, 2022, $509,920 of revenue were derived from early childhood education classes provided.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1, 2022. Thus, there was no revenue recognized from the two-revenue-stream for the year ended July 31, 2023.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hartford Great Health Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartford Great Health Corp. and subsidiary (the “Company”) as of July 31, 2023 and 2022, the related consolidated statements of operation and comprehensive income (loss), changes in stockholders’ deficit and cash flows for each of the two years in the period ended July 31, 2023, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2019.

PCAOB ID: 2485

Rowland Heights, California

October 30, 2023

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2023	July 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$5,793	$15,227
Prepaid and Other current receivables	280	1,154
Related party receivable	964	14,233
Current assets held for sale	-	4,499,736
Total Current Assets	7,037	4,530,350
Non-current Assets
Property and equipment, net	730	8,006
Total Non-current Assets	730	8,006
TOTAL ASSETS	$7,767	$4,538,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,367,194	$4,481,524
Other current payable	130,279	144,760
Current liabilities held for sale	-	6,344,721
Total Current Liabilities	4,497,473	10,971,005

Long-term liabilities held for sale	-	-
TOTAL LIABILITIES	4,497,473	10,971,005
Commitments and contingencies	-	-
Stockholders’ Deficit
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of July 31, 2023 and 2022.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(7,003,717)	(7,400,620)
Accumulated other comprehensive loss	240,382	(16,742)
Noncontrolling interest	-	(1,288,916)
Total Stockholders’ Deficit	(4,489,706)	(6,432,649)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,767	$4,538,356

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended July 31,
	2023	2022
Selling, general and administrative	123,650	177,913
Total operating cost and expenses	123,650	177,913
Operating Loss	(123,650)	(177,913)
Other Income (Expense)
Interest (expense) income, net	(17,789)	(11,857)
Gain on disposal of subsidiaries	539,230	-
Other income, net	(88)	140
Other (expense) income, net	521,353	(11,717)
(Loss) income before income taxes	397,703	(189,630)
Income Tax Expense	800	800
Net (loss) income from continuing operations	396,903	(190,430)
Less: net income from continuing operations attributable to noncontrolling Interest	-	-
Net (loss) income from continuing operations Attributable to Hartford Great Health Corp	$396,903	$(190,430)

Income loss from discontinued operations, net of income taxes	-	(1,582,152)
Less: net loss from discontinued operations attributable to noncontrolling Interest	-	(193,481)
Net loss from discontinued operations Attributable to Hartford Great Health Corp	$-	$(1,388,671)

Net loss per common share:
Continuing operations	0.00	0.00
Discontinued operations	-	(0.02)
Basic and Diluted	$0.00	$(0.02)
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended July 31,
	2023	2022
Net income (Loss)	$396,903	$(1,579,101)
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	238,454	267,073
Total other comprehensive income	238,454	267,073
Less: total other comprehensive (loss) income attributable to noncontrolling interest	(18,670)	50,328
Total Other Comprehensive income Attributable to Hartford Great Health Corp	257,124	216,745
Total Comprehensive income (loss)	$654,027	$(1,362,356)

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended July 31, 2023 and 2022

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2021	100,108,000	100,108	2,173,521	(5,821,519)	(233,487)	(1,205,073)	(4,986,450)
Net (loss) from continuing operations	-	-	-	(190,430)	-	-	(190,430)
Net (loss) from discontinued operations	-	-	-	(1,388,671)	-	(193,481)	(1,582,152)
Investment from noncontrolling interest	-	-	-	-	-	59,310	59,310
Foreign currency translation adjustment	-	-	-	-	216,745	50,328	267,073
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income	-	-	-	396,903	-	-	396,903
Disposal of subsidiaries	-	-	-	-	-	1,307,586	1,307,586
Foreign currency translation adjustment	-	-	-	-	257,124	(18,670)	238,454
Balance, July 31, 2023	100,108,000	100,108	2,173,521	(7,003,717)	240,382	-	(4,489,706)

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$396,903	$(190,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,976	-
Disposal of subsidiaries	(539,230)	-
Changes in operating assets and liabilities:
Prepaid and Other current receivables	827	-
Related party receivables and payables	17,789	(2,500)
Other current payable	(6,628)	9,564
Net cash (used in) provided by operating activities from continuing operations	(123,363)	(183,366)
Net cash used in operating activities from discontinued operations	-	(677,466)
Net cash used in operating activities	(123,363)	(860,832)

Cash flows from investing activities:
Disposal of subsidiaries	(4,938)	-
Net cash used in investing activities from continuing operations	(4,938)	-
Net cash used in investing activities from discontinued operations	-	(145,048)
Net cash used in investing activities	(4,938)	(145,048)

Cash flows from financing activities:
Proceeds of related party notes payable	94,000	145,000
Advances from related parties	21,568	788,673
Net cash provided by financing activities from continuing operations	115,568	933,673
Net cash provided by financing activities from discontinued operations	-	38,594
Net cash provided by financing activities	115,568	972,267
Effect of exchange rate changes on cash from continuing operations	(1,639)	830
Effect of exchange rate changes on cash from discontinued operations	-	(1,230)
Net change in Cash and cash equivalents from continuing operations	(14,372)	751,137
Net change in Cash and cash equivalents from discontinued operations	-	(785,150)
Cash and cash equivalents at beginning of period	20,165	54,178
Cash and cash equivalents at end of period	$5,793	20,165 *

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$800	$800

●	As of July 31, 2022, Cash and cash equivalents consisted $15,227 held by continuing operations and $4,938 held for sales which was included as current assets held for sale on balance sheet.

The accompanying notes are an integral part of these financial statements.

HARTFORD GREAT HEALTH CORP.

Notes to Financial Statements

For the Years Ended July 31, 2023 and 2022

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

Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”), and through Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China. Qiao Garden Int’l Travel was disposed on December 31, 2020, see note 4 Acquisitions and Disposals.

The Company started to engage in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”). On July 24, 2019 and March 23, 2020, HF Int’l Education established two 100% owned subsidiaries, Pudong Haojin Childhood Education Ltd. (“PDHJ”) and Shanghai Hongkou HaiDeFuDe Childcare Co., Ltd.(“HDFD”), respectively, to operate the early childhood education service under the brand name of “HaiDeFuDe” in Shanghai, China. On July 20, 2020, HF Int’l Education entered an agreement with two individuals to acquire the whole ownership of Shanghai Gelinke Childcare Education Center (“Gelinke”). Gelinke temporally ceased its operations by the end of August 2021. On August 31, 2021, PDHJ established one 96% owned subsidiary, Shanghai HDFD Zhongli Education Technology Co., Ltd. (“Zhongli”), two individual investors hold the remaining 4% ownership, see note 4 Acquisitions and Disposals.

Impacted by the government regulation implemented in education industry and the restrictions posted by the Chinese government to control the pandemic in China since 2021, to avoid further operation losses, on August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500). See note 4 Acquisitions and Disposals.

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

Comprehensive Income (loss): For the year ended July 31, 2023 and 2022, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

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

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2023 and 2022, respectively, none of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

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

Advertising costs: Advertising costs are expensed as incurred. During the year ended July 31, 2023 and 2022, amount of Nil and $10,540 advertising expenses were incurred, respectively.

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

a)	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. Nil of revenue has been generated during the year ended July 31, 2023. For the year ended July 31, 2022, $509,920 of revenue was derived from early childhood education classes provided.

b)	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1, 2022. Thus, there was no revenue recognized from the two-revenue-stream for the year ended July 31, 2023. See Note 4 Acquisitions and Disposals.

Income (Loss) Per Share: Basic earnings per share include no dilution and are computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the years ended July 31, 2023 or 2022.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. had stockholders’ deficit of $4,489,706 and $6,432,649 and generated not enough/negative cash flows from operating activities as of and for the years ended July 31, 2023 and 2022, respectively. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share. On November 24, 2020, the Company issued 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share. The company had a total of 100,108,000 shares of common stock issued and outstanding at both of July 31, 2023 and 2022.

NOTE 4. ACQUISITIONS AND DISPOSALS

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

The Pro Forma Condensed Consolidated Financial Statements for the years ended July 31, 2022 and 2021 have been derived from the historical audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended July 31, 2022 filed with the SEC on November 14, 2022. The Pro Forma Condensed Consolidated Statement of Operations for the years ended July 31, 2022 and 2021 give effect to the dispositions as if they had occurred on August 1, 2020, the beginning of the earliest period presented. The Pro Forma Condensed Consolidated Balance Sheet as of July 31, 2022 gives effect to the dispositions as if they had occurred on July 31, 2022.

The Pro Forma Condensed Consolidated Financial Statements were prepared for illustrative and informational purposes only and are not intended to represent what our results of operations or financial position would have been had the disposition occurred on the dates indicated. The Pro Forma Condensed Consolidated Financial Statements also should not be considered indicative of our future results of operations or financial position. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors. The Pro Forma Condensed Consolidated Financial Information does not reflect the realization of any expected cost savings, synergies, or dis-synergies as a result of the dispositions.

The Pro Forma Condensed Consolidated Financial Statements and accompanying notes should be read in connection with the historical audited Consolidated Financial Statements and accompanying notes as of and for the years ended July 31, 2022 and 2021, which are included in the Annual Report on Form 10-K for the year ended July 31, 2022.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of July 31, 2023, HFUS had $964 related party receivable due from SH Oversea in relation to the disposal consideration.

As of July 31, 2022, $428,519 related party receivables were allocated to current assets held for sales. See Note 4 Acquisitions and Disposals. The remaining related party receivable of $14,233 as of July 31, 2022, primarily represents the operating advances made to the affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand

Related Party Payables and loans

As of July 31, 2023 and 2022, amounts of $586,236 and $620,876, are payable to SH Qiaohong, respectively. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,291,324 and $3,531,064 as of July 31, 2023 and 2022, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

HFUS borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $17,789 and $11,857 of interest expenses were recorded during the year ended July 31, 2023 and 2022, respectively. As of July 31, 2023 and 2022, the unpaid principal and interest amount of $417,501 and $290,000, respectively, will be due on demand.

The remaining related party payable of $72,133 and $39,584 as of July 31, 2023 and 2022, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

As of July 31, 2022, $1,321,549 related party payables were allocated to current liabilities held for sales. See Note 4 Acquisitions and Disposals.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 6. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of July 31, 2023.

NOTE 7. INCOME TAXES

We recorded income tax expense of $800 for both of the years ended July 31, 2023 and 2022, due to the loss position for the years since inception.

Hartford Great Health Corp.’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

			Estimated tax
	Net NOL		benefit from NOL and		Change in	Net
	carry-	NOL	other tax	Valuation	valuation	deferred
Period Ending	forward	expires	benefits (	allowance	allowance	tax asset
31-Jul-22	$7,400,620	2042	$2,220,186	$(2,220,186)	$(229,793)	$-
31-Jul-23	$7,003,717	2043	$2,101,115	$(2,101,115)	$119,071	$-

Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

	2023	2022
Federal income tax rate	21.0%	21.0%
State income tax rate	8.8%	8.8%
Foreign tax difference	(4.8)%	(4.8)%
Non-taxable item adjustment	-%	-%
GILTI	-%	-%
Valuation allowance	(25.0)%	(25.0)%
Others	-%	-%
Effective tax rate	0.0%	0.0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a full valuation allowance has been established for the entire deferred tax asset. Other temporary differences and estimated permanent differences are considered immaterial. Open tax years subject to examination by the IRS range from August 1, 2018 to the present. The Company has no uncertain tax positions.

The Company has been in loss position for years since inception and zero balances of deferred tax assets and liabilities as of the reporting periods ended.

There was no GILTI tax for the Company for the years ended July 31, 2023 and 2022 due to the operation losses incurred.

NOTE 8. SEGMENT INFORMATION

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

Segment information on assets as of July 31, 2022 and revenue generated during the year ended July 31, 2022, as follows:

			Corporate and
	Hospitality	Education	Unallocated
	(Discontinued	(Discontinued	(Continued
	Operation)	Operation)	operation)	Total
Revenue	$51,342	$509,920	$-	$561,262
Operating loss	(129,352)	(1,566,401)	(177,913)	(1,873,666)
Loss before tax	(182,980)	(1,399,172)	(189,630)	(1,771,782)
Net Loss Attributable to Hartford Great Health Corp	(129,422)	(1,259,249)	(190,430)	(1,579,101)
Total assets (excluding Intercompany balances)	303,703	4,196,033	38,620	4,538,356
Assets allocated to held for sale	(303,703)	(4,196,033)	-	(4,499,736)

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these financial statements and no subsequent events were noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2023, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. Based on this assessment, management believes that as of July 31, 2023, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since
		President, Chief Executive Officer
Rose Hong Wang Los Angeles, CA	51	and Director	2021
		Chief Financial Officer, Secretary and
Sheng-Yih Chang Los Angeles, CA	52	Director	2018
Yuan Lu Shanghai, CHINA	37	Director	2019
Xin Dong Los Angeles, CA	39	Director	2018

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

ITEM 11. EXECUTIVE COMPENSATION

No officer or director has received annual compensation since the beginning of the fiscal year, starting August 1, 2022. There has been no compensation awarded to, earned by, or paid to the named executive officer or director. There is no compensation to the executive officers planned for the next year.

Employment Agreements

As of July 31, 2023, all employees and officers in China have entered into employment agreements with the Company’s subsidiaries. However, the Company has not entered into employment agreements with any of its executive officers in the US as of July 31, 2023.

Anticipated Officer and Director Remuneration

During the year ended July 31, 2023, the Company has not paid any compensation owed to any officer or director. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 30, 2023, there are a total of 100,108,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP in the last two years ended July 31, 2023:

	2023	2022
Audit Fees	$10,500	$26,000
Audit Related Fees	7,500	13,500
All other fees	-	-
Total Fees	$18,000	$39,500

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

HARTFORD GREAT HEALTH CORP.

Date: October 30, 2023	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rose Hong Wang	Chief Executive Officer, President, Dir.	October 30, 2023
Rose Hong Wang	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer	October 30, 2023
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	October 30, 2023
Yuan Lu

/s/ Xin Dong	Director	October 30, 2023
Xin Dong

