Form 10-Q
period 2023-10-31
Hartford Great Health Corp.
filed 2023-12-12
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended: October 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of November 27, 2023.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2023	July 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,627	$5,793
Prepaid and Other current receivables	273	280
Related party receivable	964	964
Total Current Assets	14,864	7,037
Non-current Assets
Property and equipment, net	634	730
Total Non-current Assets	634	730
TOTAL ASSETS	$15,498	$7,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Related party loan and payables	$4,306,319	$4,367,194
Other current payable	127,174	130,279
Total Current Liabilities	4,433,493	4,497,473
TOTAL LIABILITIES	4,433,493	4,497,473
Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of October 31, 2023 and July 31, 2023.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(7,029,173)	(7,003,717)
Accumulated other comprehensive loss	337,549	240,382
Total Stockholders’ Deficit	(4,417,995)	(4,489,706)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,498	$7,767

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	October 31,
	2023	2022
Operating expenses
Selling, general and administrative	$20,192	$54,648
Operating Loss	(20,192)	(54,648)
Other Income (Expense)
Interest (expense), net	(5,264)	(4,089)
Gain on disposal of subsidiary	-	539,230
Other income (expense), net	-	(91)
Other (expense) income, net	(5,264)	535,050
(Loss) income before income taxes	(25,456)	480,402
Income Tax Expense	-	-
Net (loss) income	$(25,456)	$480,402

Net loss per common share:
Basic and Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

4

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	October 31,
	2023	2022
Net (loss) income	$(25,456)	$480,402
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	97,167	345,933
Total other comprehensive income	97,167	345,933
Total Comprehensive Income	$71,711	$826,335

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	loss	(Deficit)
Balance, July 31, 2023	100,108,000	100,108	2,173,521	(7,003,717)	240,382	(4,489,706)
Net loss	-	-	-	(25,456)	-	(25,456)
Foreign currency translation adjustment	-	-	-	-	97,167	97,167
Balance, October 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(7,029,173)	337,549	(4,417,995)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income	-	-	-	480,402	-	-	480,402
Disposal of subsidiary	-	-	-	-	-	1,307,586	1,307,586
Foreign currency translation adjustment	-	-	-	-	345,933	(18,670)	327,263
Balance, October 31, 2022 (unaudited)	100,108,000	100,108	2,173,521	(6,920,218)	329,191	-	(4,317,398)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	October 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(25,456)	$480,402
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	79
Disposal of subsidiaries	-	(539,230)
Changes in operating assets and liabilities:
Prepaid and Other current receivables	-	143
Related party receivables and payables	5,264	15,449
Other current payable	-	16,518
Net cash used in operating activities	(20,113)	(26,718)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds of related party notes payable	28,000	30,000
Net cash provided by financing activities	28,000	30,000
Effect of exchange rate changes on cash	(53)	(1,650)
Net change in Cash, cash equivalents and restricted cash	7,834	1,632
Cash, cash equivalents and restricted cash at beginning of period	5,793	15,227
Cash, cash equivalents and restricted cash at end of period	$13,627	$16,859

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are the responsibility of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements. This disclosure should be read in conjunction with our audited financial statements for the year ended July 31, 2023, including footnotes, contained in our Annual Report on Form 10-K.

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

a.	Early childhood education services: HF Int’l Education generates revenue from childhood education classes provided to its customers. The educational services consist of parent-child and bilingual childcare classes. Each contract of educational classes is accounted for as a single performance obligation which is satisfied proportionately over the service period. Tuition fee is generally collected in advance and is initially recorded as deferred revenue and transferred to contract liabilities after trial period. Refunds are provided to parents if they decide within the trial period that they no longer want to take the class. After the trial period, if a parent withdraws from a class, usually only that unearned portion of the fee is available to be returned. Nil of revenue has been generated during the three months ended October 31, 2023 and 2022, respectively.

b.	Hospitality services: HZLJ generates revenue primarily from the room rentals, sale of food and beverage and other miscellaneous hospitality services. The Company recognizes room rental and services daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from hotel facility is consistent with the prior accounting model.

Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1 2022. Thus, there was no revenue recognized from the two-revenue-stream for the three months ended October 31, 2023 and 2022, respectively. See Note 3 Acquisitions and Disposals.

Recent Accounting Pronouncements.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The company adopted ASU 2016-13 on August 01, 2023. The adoption of ASU 2016-13 has no impact on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $7,029,173 as of October 31, 2023. These conditions raise substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Receivables

As of October 31, 2023 and July 31, 2023, HFUS had $964 related party receivable, respectively, due from SH Oversea in relation to the disposal consideration.

Related Party Payables and loans

As of October 31, 2023 and July 31, 2023, amounts of $572,263 and $586,236, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity managed by the same management team, in the amounts of $3,212,877 and $3,291,324 as of October 31, 2023 and July 31, 2023, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

HFUS borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $5,264 and $4,089 of interest expenses were recorded during the three months ended October 31, 2023 and 2022, respectively. As of October 31, 2023 and July 31, 2023, the unpaid principal and interest amount of $450,765 and $417,501, respectively, will be due on demand.

The remaining related party payable of $70,414 and $72,133 as of October 31, 2023 and July 31, 2023, respectively, represents the unpaid portion of operating advances made to the Company by affiliates which are managed by the same management team. These advances do not bear interest and are considered due on demand.

Other Related Party Transactions

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 5. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of October 31, 2023.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month periods ending October 31, 2023. It also analyzes our financial condition at October 31, 2023 and compares it to our financial condition at July 31, 2023. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2023, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2023, including footnotes, which are included in this quarterly report.

Overview of the Business

Hartford Great Health Corp. was originally incorporated in the State of Nevada on April 2, 2008, under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018, and since then we have been engaged in activities to formulate and implement our business plan as set forth below.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2023, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of October 31, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

The company’s sole subsidiary, HFSH is currently working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. Due to deflation in China, the expected marketing and product launch date has been pushed back towards next year.

Results of Operations – Three months ended October 31, 2023 Compared to Three months ended October 31, 2022.

Operating Expenses: Operating expenses decreased to $20,192 for the three months ended October 31, 2023, compared to $54,648 during the comparable period of 2022. The decrease of operating expenses was resulted from the discontinued operations since August 1, 2022. see Note 3 Acquisitions and Disposals.

Other Income (Expense): Other expense, net amount of $5,264 for the three months ended October 31, 2023, compared to Other income, net amount of $535,050 for the corresponding period of 2022. Other expense for the three months ended October 31, 2023 was mainly resulted from interest expenses. Other income for the three months ended October 31, 2022 was mainly resulted from the gain on disposal of subsidiaries offset by interest expenses.

Net Income (Loss): We recorded a net loss of $25,456 or $(0.00) per share for the three months ended October 31,2023, compared to a net income of $480,402 or $0.00 per share for the three months ended October 31, 2022, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2023, we had a working capital deficit of $4,418,629 comprised of current assets of $14,864 and current liabilities of $4,433,493. This represents a decrease of $71,807 in the working capital deficit from the July 31, 2023 amount of $4,490,436.

We believe that our funding requirements for the next twelve months will be in excess of $175,000. We are currently seeking for further funding through related parties’ loan and finance.

As of October 31, 2023, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Three months ended October 31, 2023 Compared to Three months ended October 31, 2022

Operating Activities

Cash used in operating activities was $20,113 for the three months ended October 31, 2023 as compared to $26,718 cash used in the operations for the three months ended October 31, 2022. During the three months ended October 31, 2023, we recorded net loss of $25,456 offset by a $5,264 increase of related party payables.

During the three months ended October 31, 2022, we recorded net income of $480,402, other current payable increased by $16,518 and related party payables net with receivables increased by $15,449, offset by non-cash item gain on disposal of subsidiaries of $539,230.

Investing activities

Nil of investing activities occurred during the three months ended October 31, 2023 and 2022, respectively.

Financing activities

Cash provided by financing activities was $28,000 for the three months ended October 31, 2023 as compared to $30,000 cash provided by financing activities for the three months ended October 31, 2022. The cash flows provided by financing activities for both of the three months ended October 31, 2023 and 2022, were from the proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 4 Related Party Transactions.

Future Capital Expenditures

As of October 31, 2023, we have no future capital expenditures plan.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2023, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2023, we don’t have material contractual commitments.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of the footnotes to our unaudited financial statements above. There have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2023, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the three months ended October 31, 2023, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings .

We were not subject to any other legal proceedings during the three months ended October 31, 2023, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: December 12, 2023	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

