Form 10-K/A
period 2023-07-31
Hartford Great Health Corp.
filed 2024-03-05
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

January 31, 2023 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $1,244,223

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of March 5, 2024.

Audit Firm Id	Auditor Name:	Auditor Location
2485	Simon & Edward, LLP	Rowland Heights, California

EXPLANATORY NOTE

This Amendment No. 1 to Hartford Great Health Corp. (“the Company”) Annual Report on Form 10-K for the annual period from August 1, 2022 to July 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 30, 2023 (the “Original Filing”), is to amend Part III Item 12 of the 2023 Form 10-K to correct the errors in the table of beneficial ownership of common stock by certain beneficial owners and management as of October 30, 2023.

This Amendment speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

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

		Shares
		Beneficially	Percentage
Name of Beneficial Owner	Address of Beneficial Owner	Owned Number	(%)
	RM 3806 218 WUSONG RD, HONGKOU DISTRICT
YUAN LU	SHANGHAI, CHINA	10,000	0.01%
ROSE HONG WANG	729 CARRIAGE HOUSE DRIVE, ARCADIA, CA 91006	724,000	0.72%
XIN DONG	8832 GLENDON WAY, ROSEMEAD, CA 91770	10,000	0.01%
SHENG-YIH CHANG	8832 GLENDON WAY, ROSEMEAD, CA 91770	1,000,000	1.00%
	Total Officers and Directors (4)	1,744,000	1.74%

Each shareholder known to us to own beneficially more than 5% of our common stock:

		Shares Beneficially	Percentage
Name of Beneficial Owner	Address of Beneficial Owner	Owned Number	(%)
LIANYUE SONG	8832 GLENDON WAY, ROSEMEAD, CA 91770	85,165,200	85.07%

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

3.	Exhibits

The following documents are filed as a part of this Form 10-K/A:

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

HARTFORD GREAT HEALTH CORP.

Date: March 5, 2024	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rose Hong Wang	Chief Executive Officer, President, Dir.	March 5, 2024
Rose Hong Wang	(Principal Executive Officer)

/s/ Sheng-Yih Chang	Chief Financial Officer, Dir	March 5, 2024
Sheng-Yih Chang	(Principal Accounting Officer)

/s/ Yuan Lu	Director	March 5, 2024
Yuan Lu

/s/ Xin Dong	Director	March 5, 2024
Xin Dong