Form 10-Q
period 2024-01-31
Hartford Great Health Corp.
filed 2024-03-14
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended: January 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of March 14, 2024.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2024	July 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,484	$5,793
Prepaid and Other current receivables	282	280
Related party receivable	964	964
Total Current Assets	9,730	7,037
Non-current Assets
Property and equipment, net	597	730
Total Non-current Assets	597	730
TOTAL ASSETS	$10,327	$7,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,440,337	$4,367,194
Other current payable	131,835	130,279
Total Current Liabilities	4,572,172	4,497,473
TOTAL LIABILITIES	4,572,172	4,497,473
Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of January 31, 2024 and July 31, 2023.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(7,049,170)	(7,003,717)
Accumulated other comprehensive income	213,696	240,382
Total Stockholders’ Deficit	(4,561,845)	(4,489,706)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,327	$7,767

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2024	2023	2024	2023
Revenue - Related Party	$62,443	$-	$62,443	$-
Cost of revenue - Related Party	55,505	-	55,505	-
Gross Profit	6,938	-	6,938	-
Operating expenses
Selling, general and administrative	21,942	21,362	42,134	76,010
Total operating expenses	21,942	21,362	42,134	76,010
Operating Loss	(15,004)	(21,362)	(35,196)	(76,010)
Other Income (Expense)
Interest (expense), net	(5,067)	(4,089)	(10,331)	(8,178)
Gain on disposal of subsidiary	-	-	-	539,230
Other income (expense), net	74	-	74	(91)
Other income (expense), net	(4,993)	(4,089)	(10,257)	530,961
(Loss) income before income taxes	(19,997)	(25,451)	(45,453)	454,951
Income Tax Expense	-	-	-	-
Net (loss) income	(19,997)	(25,451)	(45,453)	454,951

Net (loss) income per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2024	2023	2024	2023
Net (loss) income	$(19,997)	$(25,451)	$(45,453)	$454,951
Other Comprehensive (loss) income, net of income tax
Foreign currency translation adjustments	(123,853)	(322,644)	(26,686)	23,289
Total other comprehensive (loss) income	(123,853)	(322,644)	(26,686)	23,289
Total Comprehensive (loss) income	$(143,850)	$(348,095)	$(72,139)	$478,240

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	income	(Deficit)
Balance, July 31, 2023	100,108,000	100,108	2,173,521	(7,003,717)	240,382	(4,489,706)
Net loss	-	-	-	(25,456)	-	(25,456)
Foreign currency translation adjustment	-	-	-	-	97,167	97,167
Balance, October 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(7,029,173)	337,549	(4,417,995)
Net loss	-	-	-	(19,997)	-	(19,997)
Foreign currency translation adjustment	-	-	-	-	(123,853)	(123,853)
Balance, January 31, 2024 (unaudited)	100,108,000	100,108	2,173,521	(7,049,170)	213,696	(4,561,845)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	(loss) income	Interest	(Deficit)
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income				480,402			480,402
Disposal of subsidiary						1,307,586	1,307,586
Foreign currency translation adjustment					345,933	(18,670)	327,263
Balance, October 31, 2022 (unaudited)	100,108,000	100,108	2,173,521	(6,920,218)	329,191	-	(4,317,398)
Net income	-	-	-	(25,451)	-	-	(25,451)
Foreign currency translation adjustment	-	-	-	-	(322,644)	-	(322,644)
Balance, January 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(6,945,669)	6,547	-	(4,665,493)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD GREAT HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	January 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(45,453)	$454,951
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	136	-
Disposal of subsidiaries	-	(539,230)
Changes in operating assets and liabilities:
Prepaid and Other current receivables	-	827
Related party receivables and payables	10,330	26,955
Other current payable	694	(6,631)
Net cash used in operating activities	(34,293)	(63,128)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds of related party notes payable	36,000	60,000
Advances from related parties	971	-
Net cash provided by financing activities	36,971	60,000
Effect of exchange rate changes on cash	13	(1,524)
Net change in Cash, cash equivalents and restricted cash	2,691	(4,652)
Cash, cash equivalents and restricted cash at beginning of period	5,793	15,227
Cash, cash equivalents and restricted cash at end of period	$8,484	$10,575

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”), and through Shanghai Hartford Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company engages in hospitality industry in China. Qiao Garden Int’l Travel was disposed on December 31, 2020.

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

On January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Hartford ZY Culture Media (Shanghai) Co., Ltd., hereon refer to as “HFZY”. and started to deliver media and advertisement services. HFZY mainly engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, it provides customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. HFZY is one of the total solution advertising providers for domestic social media industry in China.

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

Revenue Recognition

The Company follows the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Billings to customers for which services are not rendered are considered deferred revenue. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms.

The Company is developing business plan to provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Most of the advertising revenue will be generated by placing ad products on Tik Tok, Toutiao, Kwai, RED, WeChat, and other third-party affiliated websites and mobile applications. The revenues from the display of impression-based ads will be recognized in the contracted period in which the impressions are delivered. The Company will also generate revenue from the delivery of certain services, such as the creation and delivery of ads that appear on third-party publishers’ websites and social platforms. The Company recognizes revenues from these services in the period in which the service is completed. During current reporting period, the Company generated $62,443 revenue from designing, making, and placing video advertising for our related party customers, primarily Shanghai DuBian Assets Management Ltd., which is managed by our major shareholder’s relatives.

In the past years, the company’s main operations were focusing on Early childhood education services and Hospitality services. Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1 2022. Thus, there was no revenue recognized for the three and six months ended January 31, 2023. See Note 3 Acquisitions and Disposals.

Recent Accounting Pronouncements.

Recently not yet adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. The Company is required to adopt this guidance in the first quarter of the fiscal year 2026. Early adoption is permitted on a prospective basis. We are currently evaluating the impact of this ASU on our annual income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 and for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our segment disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, Hartford Great Health Corp. has incurred losses since inception, resulting in an accumulated deficit of $7,049,170 as of January 31, 2024. This condition  raises substantial doubt about the ability of Hartford Great Health Corp. to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Receivables

HFUS had $964 related party receivable as of both January 31, 2024 and July 31, 2023, due from SH Oversea in relation to the disposal consideration.

Related Party Payables and loans

As of January 31, 2024 and July 31, 2023, amounts of $582,601 and $586,236, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity previously was managed by the same management team, in the amounts of $3,321,300 and $3,291,324 as of January 31, 2024 and July 31, 2023, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

HFUS borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $5,067 and $10,331 of interest expenses were recorded during the three and six months ended January 31, 2024, respectively. $4,089 and $8,178 of interest expenses were recorded during the three and six months ended January 31, 2023, respectively. As of January 31, 2024 and July 31, 2023, the unpaid principal and interest amount of $463,831 and $417,501, respectively, will be due on demand.

The remaining related party payable of $72,605 and $72,133 as of January 31, 2024 and July 31, 2023, respectively, represents the unpaid portion of operating advances made to the Company by its main shareholder, Mr. Lianyue Song. These advances do not bear interest and are considered due on demand.

Other Related Party Transactions

During the three and six months ended January 31, 2024, the Company generated $62,443 revenue from designing, making, and placing video advertising for its related parties, primarily Shanghai DuBian Assets Management Ltd., which is managed by the Company’s major shareholder’s relatives. For the three and six months ended January 31, 2024, the Company incurred $55,505 in costs related to revenue generation, primarily stemming from services provided by another related party, HF Int’l Education, a subsidiary of SH Oversea.

Office space at Rosemead, CA is provided to Hartford Great Health Corp. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 5. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of January 31, 2024.

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

The Company used to operate in two reportable segments: hospitality (hotel and travel agency) and early childhood education industry in China in the past years. Due to the disposal of operating subsidiaries on August 1, 2022, we currently have one reportable segment for advertising services.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and subsequent events were noted.

On February 23, 2024, the Company borrowed $85,000 from its major stockholder, Mr. Lianyue Song., in the form of a demand note at 5% per annum.

On March 1, 2024, the Company returned $70,000, a portion of the notes payable to the related party, Hartford Hotel Investment Inc.

In the month of February 2024, HFZY has entered advertising service contracts with ten customers and received approximately RMB 8.11 million (about USD1.13 million) as advanced payment from these customers. HFZY also entered a major supplier contract for advertising placement and prepaid RMB 7.70 million (about USD1.07 million) to the supplier.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the six-month periods ending January 31, 2024. It also analyzes our financial condition at January 31, 2024 and compares it to our financial condition at July 31, 2023. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2023, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended January 31, 2024, including footnotes, which are included in this quarterly report.

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

Plan of Operation

As of January 31, 2024, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

On December 28, 2018, the Company acquired Hangzhou Hartford Comprehensive Health Management, Ltd (“HZHF”). On March 22, 2019, the Company acquired 60 percent of Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”). On March 20, 2019, the Company acquired Shanghai Hartford Comprehensive Health Management, Ltd. (“HFSH”). Since 2019, HFSH had acquired and formed multiple subsidiaries and tried to develop the childhood education and childcare business. Impacted by Covid-19 pandemic and the government regulation implemented in education industry and the restrictions posted by the Chinese government to control the pandemic in China since 2021, to avoid further operation losses, on August 1, 2022, HFSH entered a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell its subsidiaries for $900 (RMB 5,850). On August 1, 2022, HFUS entered a contract with SH Oversea and another individual, to sell HZHF and its subsidiaries for $1,000 (RMB 6,500).

The company’s sole subsidiary, HFSH was working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. Due to deflation in China, demand of herbal health supplement was lower than expected. Therefore, HFSH decided to deviate from its prior business focus and to engage in social media advertising endeavors. On January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Hartford ZY Culture Media (Shanghai) Co., Ltd., hereon refer to as “HFZY”. and started to deliver media and advertisement services. The pent-up demand from social media influencers’ marketing needs on social media apps lead HFZY to seize the opportunity in providing advertisement services. HFZY begins to engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, it provides customers with vertical integration services from early-stage advertising video creativity, photograph shooting, editing, to advertising operation and management on social media apps. HFZY is one of the total solution advertising providers for domestic social media industry in China.

Based on the current social media advertising business, HFZY will gradually launch overseas TikTok advertising campaign in 2024, providing social media advertising solutions for domestic Chinese customers to engage in international markets in the United States.

Subsequently in the month of February 2024, HFZY has entered advertising service contracts with ten customers and received approximately RMB 8.11 million (USD1.13 million) as advanced payment from these customers. HFZY also entered a major supplier contract for advertising placement and prepaid RMB 7.70 million (USD1.07 million). The Company expects the number of customers to grow and the advertising service revenue will significantly increase in the next few months due to the vast demand in social media advertising services.

Results of Operations – Three months ended January 31, 2024 Compared to Three months ended January 31, 2023.

Revenue: We recognized $62,443 and $nil revenue in the three months ended January 31, 2024 and 2023, respectively. For the three months ended January 31, 2024, the revenue was primarily generated from designing, making and placing video advertising for Shanghai DuBian Assets Management Ltd., which is managed by our major shareholder’s relatives. As both early childhood education services and hospitality services have been sold on August 1 2022, there was no revenue recognized for the three months ended January 31, 2023.

Operating Cost and Expenses: Cost of revenue increased to $55,505 for the three months ended January 31, 2024, compared to $nil during the comparable period of 2023. The increase of Cost of revenue was mainly due to the increase of the revenue. During the three months ended January 31, 2024, the selling, general and administrative expenses slightly increased to $21,942 compared to $21,362 during the comparable period of 2023.

Other Income (Expense): Other expense, net amount of $4,993 for the three months ended January 31, 2024, compared to $4,089 for the three months ended January 31, 2023. Other expenses for both periods were mainly resulted from interest expenses.

Net Income (Loss): We recorded a net loss of $19,997 or $(0.00) per share for the three months ended January 31, 2024, compared to a net loss of $25,451 or $(0.00) for the three months ended January 31, 2023, due to the factors discussed above.

Results of Operations – Six months ended January 31, 2024 Compared to Six months ended January 31, 2023.

Revenue: We recognized $62,443 and $nil revenue in the six months ended January 31, 2024 and 2023, respectively. For the six months ended January 31, 2024, the revenue was primarily generated from designing, making and placing video advertising for Shanghai DuBian Assets Management Ltd., which is managed by our major shareholder’s relatives. As both early childhood education services and hospitality services have been sold on August 1 2022, there was no revenue recognized for the six months ended January 31, 2023.

Operating Cost and Expenses: Cost of revenue increased to $55,505 for the six months ended January 31, 2024, compared to $nil during the comparable period of 2023. The increase of Cost of revenue was mainly due to the increase of the revenue. During the six months ended January 31, 2024, the selling, general and administrative expenses decreased to $42,134 compared to $76,010 during the comparable period of 2023. The decrease was due to the reduction of professional expenses occurred in US as a result of the downsize of business operation.

Other Income (Expense): Other expense, net amount of $10,257 for the six months ended January 31, 2024, compared to Other income, net amount of $530,961 for the corresponding period of 2023. Other expense for the six months ended January 31, 2024 was mainly resulted from interest expenses. Other income for the six months ended January 31, 2023, was mainly resulted from the gain on disposal of subsidiaries offset by interest expenses.

Net Income (Loss): We recorded a net loss of $45,453 or $(0.00) per share for the six months ended January 31, 2024, compared to a net income of $454,951 or $0.00 per share for the six months ended January 31, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2024, we had a working capital deficit of $4,562,442 comprised of current assets of $9,730 and current liabilities of $4,572,172. This represents a increase of $72,006 in the working capital deficit from the July 31, 2023 amount of $4,490,436.

We believe that our funding requirements for the next twelve months will be in excess of $800,000. We are currently seeking for further funding through related parties’ loan and finance.

As of January 31, 2024, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Six months ended January 31, 2024 Compared to Six months ended January 31, 2023

Operating Activities

Cash used in operating activities was $34,293 for the six months ended January 31, 2024 as compared to $63,128 cash used in the operations for the six months ended January 31, 2023. During the six months ended January 31, 2024, we recorded net loss of $45,453 offset by a $10,330 increase of related party payables.

During the six months ended January 31, 2023, we recorded net income of $454,951, adjusted by subsidiary disposal gain of $539,230, related party payables net with receivables increased by $26,955 and offset by other current payable decreased by $6,631.

Investing activities

Nil of investing activities occurred during the six months ended January 31, 2024 and 2023, respectively.

Financing activities

Cash provided by financing activities was $36,971 for the six months ended January 31, 2024 as compared to $60,000 cash provided by financing activities for six months ended January 31, 2023. The cash flows provided by financing activities for both of the six months ended January 31, 2024 and 2023, were primarily from the proceeds of notes payable. The notes payable was borrowed from one related party with 5% annual interest rate. See Note 4 Related Party Transactions.

Future Capital Expenditures

We are currently engaging a consulting firm to evaluate and facilitate the potential uplisting of the Company’s stock from the OTC market to the Nasdaq exchange. If all conditions align favorably, the Company intends to secure financing through either debt or equity. The funds raised will be allocated to cover the expenses associated with the uplisting process.

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2024, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2024, we don’t have material contractual commitments.

Critical Accounting Policies

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the six months ended January 31, 2024, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any other legal proceedings during the six months ended January 31, 2024, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD GREAT HEALTH CORP.

Date: March 14, 2024	By:	/s/ ROSE HONG WANG
Rose Hong Wang
Chief Executive Officer

