Form 10-Q
period 2024-04-30
Hartford Creative Group, Inc.
filed 2024-06-07
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended: April 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ________

Commission File Number: 000-54439

HARTFORD CREATIVE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

51-0675116

(I.R.S. Employer Identification Number)

8832 Glendon Way, Rosemead, California 91770

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (626)321-1915

HARTFORD GREAT HEALTH CORP.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of June 07, 2024.

HARTFORD CREATIVE GROUP, INC.
(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2024	July 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,729	$5,793
Advance to contractor	290,011	-
Prepaid and Other current receivables	276	280
Related party receivable	964	964
Total Current Assets	331,980	7,037
Non-current Assets
Property and equipment, net	585	730
ROU assets-operating lease	12,530	-
Total Non-current Assets	13,115	730
TOTAL ASSETS	$345,095	$7,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related party loan and payables	$4,346,126	$4,367,194
Contract liabilities	261,577	-
Current operating Lease liabilities	1,548	-
Other current payable	156,656	130,279
Total Current Liabilities	4,765,907	4,497,473
Lease liabilities, noncurrent	5,600	-
TOTAL LIABILITIES	4,771,507	4,497,473

Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of April 30, 2024 and July 31, 2023.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(6,995,390)	(7,003,717)
Accumulated other comprehensive income	295,349	240,382
Total Stockholders’ Deficit	(4,426,412)	(4,489,706)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,095	$7,767

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.
(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2024	2023	2024	2023
Revenue	$116,640	$-	$116,640	$-
Revenue - Related Party	-	-	62,443	-
Total Revenue	116,640	-	179,083	-
Cost of revenue - Related Party	-	-	55,505	-
Gross Profit	116,640	-	123,578	-
Operating expenses:
Selling, general and administrative expenses	86,300	21,417	128,434	97,427
Total operating expenses	86,300	21,417	128,434	97,427
Operating income (loss)	30,340	(21,417)	(4,856)	(97,427)
Other Income (Expense)
Interest expense, net	(5,488)	(4,776)	(15,819)	(12,954)
Gain on disposal of subsidiary	-	-	-	539,230
Other income (expense), net	28,928	-	29,002	(91)
Other income (expense), net	23,440	(4,776)	13,183	526,185
Income (loss) before income taxes	53,780	(26,193)	8,327	428,758
Income Tax Expense	-	-	-	-
Net income (loss)	53,780	(26,193)	8,327	428,758

Net income (loss) per common share:	$0.00	$(0.00)	$0.00	$0.00
Basic and diluted
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.
(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2024	2023	2024	2023
Net income (loss)	$53,780	$(26,193)	$8,327	$428,758
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	81,653	98,074	54,967	121,363
Total other comprehensive income	81,653	98,074	54,967	121,363
Total Comprehensive income	$135,433	$71,881	$63,294	$550,121

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.
(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	income	(Deficit)
Balance, July 31, 2023	100,108,000	100,108	2,173,521	(7,003,717)	240,382	(4,489,706)
Net loss	-	-	-	(25,456)	-	(25,456)
Foreign currency translation adjustment	-	-	-	-	97,167	97,167
Balance, October 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(7,029,173)	337,549	(4,417,995)
Net loss	-	-	-	(19,997)	-	(19,997)
Foreign currency translation adjustment	-	-	-	-	(123,853)	(123,853)
Balance, January 31, 2024 (unaudited)	100,108,000	100,108	2,173,521	(7,049,170)	213,696	(4,561,845)
Net income	-	-	-	53,780	-	53,780
Foreign currency translation adjustment	-	-	-	-	81,653	81,653
Balance, April 30, 2024 (unaudited)	100,108,000	100,108	2,173,521	(6,995,390)	295,349	(4,426,412)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	(loss) income	Interest	(Deficit)
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income				480,402			480,402
Disposal of subsidiary						1,307,586	1,307,586
Foreign currency translation adjustment					345,933	(18,670)	327,263
Balance, October 31, 2022 (unaudited)	100,108,000	100,108	2,173,521	(6,920,218)	329,191	-	(4,317,398)
Net loss	-	-	-	(25,451)	-	-	(25,451)
Foreign currency translation adjustment	-	-	-	-	(322,644)	-	(322,644)
Balance, January 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(6,945,669)	6,547	-	(4,665,493)
Net loss	-	-	-	(26,193)	-	-	(26,193)
Foreign currency translation adjustment	-	-	-	-	98,074	-	98,074
Balance, April 30, 2023 (unaudited)	100,108,000	100,108	2,173,521	(6,971,862)	104,621	-	(4,593,612)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.
(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended April 30,
	2024	2023

Cash flows from operating activities:
Net income	$8,327	$428,758
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	136	-
Disposal of subsidiaries	-	(539,230)
Changes in operating assets and liabilities:
Advance to contractor	(291,448)	-
Prepaid and Other current receivables	-	832
Related party receivables and payables	15,818	33,211
Contract liabilities	262,872	-
Other current payable	29,757	(6,654)
Operating lease assets and liabilities	(6,964)	-
Net cash provided by (used in) operating activities	18,498	(83,083)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds of related party notes payable	141,978	85,000
Repayment of related party notes payable	(70,000)	-
Repayment of related party advances	(55,466)	-
Net cash provided by financing activities	16,512	85,000
Effect of exchange rate changes on cash	(74)	(1,575)
Net change in Cash, cash equivalents and restricted cash	34,936	342
Cash, cash equivalents and restricted cash at beginning of period	5,793	15,227
Cash, cash equivalents and restricted cash at end of period	$40,729	$15,569

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.
(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

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

Organization

Hartford Creative Group, Inc. (Former name Hartford Great Health Corp.) was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018. On May 11, 2024, the Company further changed its name to Hartford Creative Group, Inc.

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

Beginning in January 2024, the company embarked on the development of a new business within the Media and Marketing sector. As part of its rebranding strategy, on January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”). HFZY mainly engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, the Company relies on a high-quality and professional media strategy execution team and network to help customers use the massive media resources of different types of social media platforms and receive competitive prices due to large-scale media resource procurement to purchase media resources. It aims to become one of the total solution advertising providers for domestic social media industry in China and provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Further expanding its business operations, HFUS reacquired full ownership of HZHF at no cost on April 1, 2024, and subsequently rebranded it as Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”).

Basis of Presentation

The consolidated financial statements include the accounts of Hartford Creative Group, Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests of the consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in the consolidation.

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

The Company is developing business plan and aim to provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Most of the advertising revenue will be generated by placing ad products on Tik Tok, Toutiao, Kwai, RED, WeChat, and other third-party affiliated websites and mobile applications. The revenues from the display of impression-based ads will be recognized in the contracted period in which the impressions are delivered. The Company will also generate revenue from the delivery of certain services, such as the creation and delivery of ads that appear on third-party publishers’ websites and social platforms. The Company recognizes revenues from these services in the period in which the service is completed.

During the three months ended April 30, 2024, the Company has entered advertising service contracts with twenty customers and received approximately RMB 22.5 million (USD 3.1 million) as advanced payment from these customers. The Company also entered into two major supplier contracts for advertising placement and prepaid RMB 21.8 million (USD 3.0 million). During the three months ended April 30, 2024, the Company recognized $116,640 net revenue from the advertisement placement services. The Company provides traffic acquisition service to place advertisements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms related to these transactions on a net basis.

During the nine months ended April 30, 2024, the Company also generated $62,443 revenue from designing, making, and placing video advertising for our related party customers, primarily Shanghai DuBian Assets Management Ltd.( “SH Dubian”), which is managed by our major shareholder’s relatives.

In the past years, the company’s main operations were focusing on early childhood education and hospitality services. Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1, 2022. Thus, there was no revenue recognized for the three and nine months ended April 30, 2023. See Note 3 Acquisitions and Disposals.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has incurred losses since inception, resulting in an accumulated deficit of $6,995,390 as of April 30, 2024. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon several factors, including the availability of debt or equity funding upon terms and conditions acceptable to the Company, and ultimately achieving profitable operations. Management believes that the Company’s business plan provides it with an opportunity to continue as a going concern. However, management cannot provide assurance that the Company will meet its objectives and be able to continue in operation.

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

On April 1, 2024, as part of its strategy to broaden its advertising business, the Company regained full ownership of HZHF without incurring any costs. Following this reacquisition, it was rebranded to Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). The transaction did not involve the transfer of any substantial opening balances.

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Receivables

HFUS had $964 related party receivable as of both April 30, 2024 and July 31, 2023, due from SH Oversea in relation to the disposal consideration.

Related Party Payables and loans

As of April 30, 2024 and July 31, 2023, amounts of $570,950 and $586,236, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity previously managed by the same management team, in the amounts of $3,198,724 and $3,291,324 as of April 30, 2024 and July 31, 2023, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

HFUS borrowed in form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $4,667 and $14,998 of interest expenses were recorded during the three and nine months ended April 30, 2024, respectively. $4,776 and $12,954 of interest expenses were recorded during the three and nine months ended April 30, 2023, respectively. As of April 30, 2024 and July 31, 2023, the unpaid principal and interest amount of $398,500 and $417,501, respectively, will be due on demand.

HFUS borrowed in form of a short-term loan at an annual rate of 5% from its principal shareholder, Mr. Liangyue Song, a total of $135,000 across February and April 2024. On April 22, 2024, an amount of $29,022 from the principal was used to offset the profits Mr. Song allegedly earned in violation of Section 16(b) of the Securities Exchange Act. This action was based on the requirement that any profits from such a violation be returned to the Company. During the period ending April 30, 2024, interest expense amounting to $821 was recorded. As of April 30, 2024, the outstanding balance of principal and interest, totaling $106,799, is payable upon demand.

The Company also had related party payable of $71,153 and $72,133 as of April 30, 2024 and July 31, 2023, respectively, represents the unpaid portion of operating advances from its main shareholder, Mr. Song. These advances do not bear interest and are considered due on demand.

Other Related Party Transactions

During the three and nine months ended April 30, 2024, the Company generated $Nil and $62,443 revenue from designing, making, and placing video advertising for its related parties, respectively, primarily SH Dubian, which is managed by the Company’s major shareholder’s relatives. For the three and nine months ended April 30, 2024, the Company incurred $Nil and $55,505, respectively, in costs related to revenue generation, primarily stemming from services provided by another related party, HF Int’l Education, a subsidiary of SH Oversea.

The Company has entered into a lease agreement for office space located in Shanghai measuring approximately 543 square feet (50.4 square meters) with SH Dubian. The lease is effective from February 18, 2024 to February 17, 2026, at a fixed monthly rent of USD 638 (RMB 4,600). Pertaining to this lease, as of April 30, 2024, the Company’s financial records reflect Right-of-Use (ROU) assets valued at $12,530, current operating lease liabilities of $1,548, and noncurrent lease liabilities of $5,600.

As disclosed in Note 3, on April 1, 2024, the Company re-acquired the full ownership of HZHF from SH Oversea and one individual, without incurring any costs. The transaction did not involve the transfer of any substantial opening balances.

Office space at Rosemead, CA is provided to Hartford Creative Group, Inc. at no cost by the sole executive officer. No provision for these costs has been included in these financial statements as the amounts are not material.

Note 5. Advance to contractor and Contract liabilities

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of April 30, 2024, the Company’s balance sheets reflect $290,011 in prepayments to contractors, categorized as “Advance to contractor” and $261,577 in customer advance payments, recorded under “Contract Liabilities”. As of July 31, 2023, the Company had not engaged in the advertisement placement services, resulting in zero outstanding balances.

Note 6. Concentration risk

For the three and nine months ended April 30, 2024, four customers accounted for 81% and 79%, respectively, of the Company’s total gross billing. As of April 30, 2024, the Company had no outstanding receivables. Prepayments received from three customers, which are recorded as contract liabilities, comprised 98% of total contract liabilities as of April 30, 2024.

For the three and nine months ended April 30, 2024, one contractor accounted for 100% and 98%, respectively, of the Company’s total services acquisition. As of April 30, 2024, the Company had no outstanding payables to the contractors. Advances made to two contractors amounted to 100% of the Company’s total advanced payments as of April 30, 2024.

In the corresponding periods of the prior year, the Company did not participate in advertisement placement services, and no significant customer or vendor concentration risks were identified.

NOTE 7. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of April 30, 2024.

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

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and no material subsequent events were noted except the name change on May 11, 2024 as disclosed in Note 1.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three and nine-month periods ending April 30, 2024. It also analyzes our financial condition on April 30, 2024 and compares it to our financial condition at July 31, 2023. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2023, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2024, including footnotes, which are included in this quarterly report.

Overview of the Business

Hartford Creative Group, Inc. (Formerly name Hartford Great Health Corp.) was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018, and since then we have been engaged in activities to formulate and implement our business plan as set forth below. On May 11, 2024, the Company further changed its name to Hartford Creative Group, Inc.

Ability to continue as a “going concern”.

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2023, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of April 30, 2024, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

The company’s sole subsidiary, HFSH was working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. Due to deflation in China, demand of herbal health supplement was lower than expected. Therefore, HFSH decided to deviate from its prior business focus and to engage in social media advertising endeavors. On January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Hartford ZY Culture Media (Shanghai) Co., Ltd., hereon refer to as “HFZY”. and started to deliver media and advertisement services. The pent-up demand from social media influencers’ marketing needs on social media apps lead HFZY to seize the opportunity in providing advertisement services. HFZY begins to engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, it aims to provide customers with vertical integration services from early-stage advertising video creativity, photograph shooting, editing, to advertising operation and management on social media apps. HFZY will also gradually launch overseas TikTok advertising campaign in 2024, providing social media advertising solutions for domestic Chinese customers to engage in international markets in the United States.

During the three months ended April 30, 2024, HFZY has entered advertising service contracts with twenty customers and received approximately RMB 22.5 million (USD 3.1 million) as advanced payment from these customers. HFZY also entered two major supplier contracts for advertising placement and prepaid RMB 21.8 million (USD 3.0 million). During the three months ended April 30, 2024, the Company recognized $116,640 revenue from the advertisement placement services. The Company provides service to place advertisements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms related to these transactions on a net basis. The Company expects the number of customers to grow and the advertising service revenue will significantly increase in the next few months due to the vast demand in social media advertising services.

Results of Operations – Three months ended April 30, 2024 Compared to Three months ended April 30, 2023.

Revenue: We recognized $116,640 and $Nil revenue in the three months ended April 30, 2024 and 2023, respectively. For the three months ended April 30, 2024, we primarily earned its revenue through advertising placement services, functioning as an intermediary. The revenue for these services is presented on a net basis in our financial statements, representing the difference between the total charges billed to our customers and the expenses incurred for media resource suppliers. As both early childhood education services and hospitality services have been sold on August 1 2022, there was no revenue recognized for the three months ended April 30, 2023.

Operating Cost and Expenses: During the three months ended April 30, 2024, the selling, general and administrative expenses increased to $86,300 compared to $21,417 during the comparable period of 2023. This escalation in operating costs is attributed to the expansion of business operations, which necessitated higher payroll and professional expenses.

Other Income (Expense): Other income, net amount of $23,440 for the three months ended April 30, 2024, compared to Other expense, net amount of $4,776 for the three months ended April 30, 2023. The primary source of other income was the $29,022 recovery from Mr. Song, following a Section 16 infraction as outlined in Note 4. This amount was partially offset by the interest expenses on loans from related parties. Other expenses for the comparable period in 2023 mainly resulted from interest expenses.

Net Income (Loss): We recorded a net income of $53,780 or $0.00 per share for the three months ended April 30, 2024, compared to a net loss of $(26,193) or $(0.00) for the three months ended April 30, 2023, due to the factors discussed above.

Results of Operations – Nine months ended April 30, 2024 Compared to Nine months ended April 30, 2023.

Revenue: During the nine month period ending April 30, 2024, we reported revenues of $179,083, in contrast to no revenue in the corresponding period of 2023. Of the total revenue recognized in 2024, $116,640 was mainly generated through advertising placement services, while $62,443 was derived from the design, creation, and placement of video advertisements for Shanghai DuBian Assets Management Ltd. (“SH Dubian”), which is managed by our major shareholder’s relatives. As both early childhood education services and hospitality services have been sold on August 1 2022, there was no revenue recognized for the nine months ended April 30, 2023.

Operating Cost and Expenses: Cost of revenue increased to $55,505 for the nine months ended April 30, 2024, in contrast to no cost of revenue in the corresponding period of 2023. The increase of Cost of revenue was mainly due to the increase of the revenue derived from the services provided to SH Dubian. During the nine months ended April 30, 2024, the selling, general and administrative expenses slightly increased to $128,434 compared to $97,427 during the comparable period of 2023. The increase was due to the increase of professional expenses as a result of the expansion of business operation.

Other Income (Expense): Other income, net amount of $13,183 for the nine months ended April 30, 2024, compared to Other income, net amount of $526,185 for the corresponding period of 2023. The primary source of other income was the $29,022 recovery from Mr. Song, following a Section 16 infraction as outlined in Note 4. This amount was partially offset by the interest expenses on loans from related parties. Other income for the nine months ended April 30, 2023, was mainly resulted from the gain on disposal of subsidiaries offset by interest expenses.

Net Income (Loss): We recorded a net income of $8,327 or $0.00 per share for the nine months ended April 30, 2024, compared to a net income of $428,758 or $0.00 per share for the nine months ended April 30, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2024, we had a working capital deficit of $4,433,927 comprised of current assets of $331,980 and current liabilities of $4,765,907. This represents a decrease of $56,509 in the working capital deficit from the July 31, 2023 amount of $4,490,436.

We believe that our funding requirements for the next twelve months will be in excess of $1,350,000. We are currently seeking for further funding through related parties’ loan and finance.

As of April 30, 2024, the company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. Any sales of our securities would dilute the ownership of our existing investors.

Cash Flows – Nine months ended April 30, 2024 Compared to Nine months ended April 30, 2023

Operating Activities

Cash provided by operating activities was $18,498 for the nine months ended April 30, 2024 as compared to $83,083 cash used in the operations for the nine months ended April 30, 2023. During the nine months ended April 30, 2024, we recorded net income of $8,327, a $262,872 increase of contract liabilities, a $29,757 increase of other current payable, a $15,818 increase of related party payables, and offset by a $291,448 increase of advance to contractor.

During the nine months ended April 30, 2023, we recorded net income of $428,758, adjusted by subsidiary disposal gain of $539,230, related party payables net with receivables increased by $33,211 and offset by other current payable decreased by $6,654.

Investing activities

Nil of investing activities occurred during the nine months ended April 30, 2024 and 2023, respectively.

Financing activities

Cash provided by financing activities was $16,512 for the nine months ended April 30, 2024 as compared to $85,000 cash provided by financing activities for nine months ended April 30, 2023. The cash flows provided by financing activities for the nine months ended April 30, 2024 were primarily from the proceeds of notes payable $141,978 offset by repayment of notes payable $70,000 and repayment of related party advancement of $55,466. The notes payable was borrowed from two related parties with 5% annual interest rate. See Note 4 Related Party Transactions.

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

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2024, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2024, we don’t have material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, as of April 30, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the Nine months ended April 30, 2024, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings .

We were not subject to any other legal proceedings during the nine months ended April 30, 2024, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

Not applicable to our Company.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 11, 2024
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lili Dai
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang and Lili Dai
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD CREATIVE GROUP, INC.

Date: June 07, 2024	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

