Form 10-K
period 2024-07-31
Hartford Creative Group, Inc.
filed 2024-10-29
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

January 31, 2024 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $186,560.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of October 29, 2024.

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

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

1.	The worldwide economic situation;
2.	Any change in interest rates or inflation;
3.	The willingness and ability of third parties to honor their contractual commitments;
4.	The Company’s ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
5.	The Company’s capital costs, as they may be affected by delays or cost overruns;
6.	The Company’s costs of revenue;
7.	Environmental and other regulations, as the same presently exist or may later be amended;
8.	The Company’s ability to identify, finance and integrate any future acquisitions; and
9.	The volatility of the Company’s stock price.

PART I

ITEM 1. BUSINESS.

General

Hartford Creative Group, Inc. (Former name Hartford Great Health Corp.) was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018. On May 11, 2024, the Company further changed its name to Hartford Creative Group, Inc.

Overview

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

Beginning in January 2024, the Company embarked on the development of a new business within the Media and Marketing sector. As part of its rebranding strategy, on January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”). HFZY mainly engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, the Company relies on a high-quality and professional media strategy execution team and network to help customers use the massive media resources of different types of social media platforms and receive competitive prices due to large-scale media resource procurement to purchase media resources. It aims to become one of the total solution advertising providers for domestic social media industry in China and provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Further expanding its business operations, on April 1, 2024, HFUS reacquired full ownership of HZHF at no cost and subsequently rebranded it as Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”). On June 18, 2024, HFUS successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). The acquisition was executed at no cost, and there were no significant assets or liabilities exchanged during the transfer.

Based on market research and discussions between the Board and third-party suppliers and experts, the Company developed a plan for a mini-drama business. The Company aims to attract significant attention and boost mini-drama revenue. Only preliminary activities relating to this objective have been undertaken and, therefore, there is no assurance that the business plan will be successful.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. There is no assurance that the Company will ever be profitable.

Employees

As of October 23, 2024, we have 19 employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has entered into a lease agreement for office space located in Shanghai measuring approximately 543 square feet (50.4 square meters) with Shanghai DuBian Assets Management Ltd., which is managed by its major shareholder’s relatives. The lease is effective from February 18, 2024 to February 17, 2026, at a fixed monthly rent of USD638 (RMB 4,600).

The Company uses the offices of its major shareholder, located at 8832 Glendon Way, Rosemead, CA 91770, for its minimal office facility needs for no consideration.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any other legal proceedings during the year ended July 31, 2024, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the OTC Markets Group under the symbol “HFUS.” There has been limited trading in our shares, meaning that the number of persons interested in purchasing our common shares at any given time has been relatively small or non-existent. We intend to apply to have our common stock listed on the Nasdaq Capital Market under the symbol “HFUS”. There can be no assurance that our listing application will be approved. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

On October 23, 2024, the closing price of our common stock reported on the OTC Markets was $1.22 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Fiscal 2024	Low	High
First Quarter	$0.88	$0.88
Second Quarter	$0.88	$0.88
Third Quarter	$0.43	$3.00
Fourth Quarter	$0.60	$1.70

Fiscal 2025	Low	High
First Quarter	$0.67	$1.36

Holders

As of October 23, 2024, a total of 100,108,000 shares of our common stock were outstanding and there were approximately 63 holders of record.

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

Transfer Agent

We have appointed Legacy Stock Transfer, Inc., as the transfer agent for our common stock. The principal office of Legacy Stock Transfer is located at 16801 Addison Road, Suite 247, Addison, Texas 75001 and its telephone number is (972) 612-4120.

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

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2024, and the results of operations for the years ended July 31, 2024, and 2023. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

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

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2024 and 2023, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

As of July 31, 2024, the Company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

The Company’s subsidiary, HFSH was working with herbal manufacturers to develop new herbal health supplement products for wholesale distribution in China. Due to deflation in China, demand of herbal health supplement was lower than expected. Therefore, HFSH decided to deviate from its prior business focus and to engage in social media advertising endeavors. On January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Hartford ZY Culture Media (Shanghai) Co., Ltd., hereon refer to as “HFZY”. On June 18, 2024, the Company successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). HFZY and SXHM started to deliver media and advertisement services. The pent-up demand from social media influencers’ marketing needs on social media apps lead the Company to seize the opportunity in providing advertisement services. the Company begins to engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, it aims to provide customers with vertical integration services from early-stage advertising video creativity, photograph shooting, editing, to advertising operation and management on social media apps. The Company will also gradually launch overseas TikTok advertising campaign, providing social media advertising solutions for domestic Chinese customers to engage in international markets in the United States.

Since January 2024, the Company has entered advertising service contracts with thirty customers and received approximately RMB 98.4 million (USD 13.6 million) as advanced payment from these customers. the Company also entered twenty supplier contracts for advertising placement and prepaid RMB 90.8 million (USD 12.6 million). During the year ended July 31, 2024, the Company recognized USD 1.3 million net revenue from the advertisement placement services. The Company provides service to place advertisements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upside agent related to these transactions on a net basis. The Company expects the number of customers to grow and the advertising service revenue will significantly increase in the next few months due to the vast demand in social media advertising services.

Based on market research and discussions between the Board and third-party suppliers and experts, the Company has further developed a plan of mini-drama business. The Company is strategically positioned to capture considerable market interest and enhance revenue streams from our innovative mini-drama business. While initial steps toward this ambitious goal have been initiated, it is important to note that the commencement and future success of the mini-drama venture are not yet guaranteed.

Results of Operations – Year ended July 31, 2024 Compared to Year ended July 31, 2023.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Years Ended July 31,
	2024	2023	Variance
Revenues	$1,337,502	$-	100%
Revenue - Related Party	62,443	-	100%
Total Revenue	1,399,945	-	100%
Cost of revenue - Related Party	55,505	-	100%
Selling, general and administrative	247,920	123,650	101%
Operating loss	1,096,520	(123,650)	-987%
Other income (expenses)	6,971	521,353	-99%
Income before income taxes	1,103,491	397,703	177%
Income tax (benefit) expense	10,617	800	1227%
Net income	1,092,874	396,903	175%

Revenue: During the year ended July 31, 2024, we reported revenues of $1,399,945, in contrast to no revenue in the corresponding period of 2023. Of the total revenue recognized in 2024, $1,337,502 net revenue was mainly generated through advertising placement services, while $62,443 was derived from the design, creation, and placement of video advertisements for Shanghai DuBian Assets Management Ltd. (“SH Dubian”), which is managed by our major shareholder’s relatives. As both early childhood education services and hospitality services have been sold on August 1, 2022, there was no revenue recognized for the year ended July 31, 2023.

Operating Cost and Expenses: Cost of revenue increased to $55,505 for the year ended July 31, 2024, in contrast to no cost of revenue in the corresponding period of 2023. The increase of Cost of revenue was mainly due to the increase of the revenue derived from the services provided to SH Dubian. During the year ended July 31, 2024, the selling, general and administrative expenses increased to $247,920 compared to $123,650 during the comparable period of 2023. The increase was due to the increase of professional expenses as a result of the expansion of business operation.

Other Income (Expense): Other income, net amount of $6,971 for the year ended July 31, 2024, compared to Other income, net amount of $521,353 for the corresponding period of 2023. The primary source of other income was the $29,022 recovery from Mr. Song, following a Section 16 infraction as outlined in Note 4—Related Party Transactions to our Consolidated Financial Statements. This amount was partially offset by the interest expenses on loans from related parties. Other income for the year ended July 31, 2023, mainly resulted from the gain on disposal of subsidiaries offset by interest expenses.

Income tax expense: The income tax recognized for the fiscal year ended July 31, 2024, resulted from the income tax from the operating income in China and offset by the deferred tax effects of temporary differences as of July 31, 2024, see Note 10—Income Taxes to our Consolidated Financial Statements. The deferred tax assets are expected to reduce future income tax liabilities. The income tax for the fiscal year ended July 31, 2023 was the amount paid for state franchise income tax in California.

Net Income (Loss): We recorded a net income of $1,092,874 or $0.01 per share for the year ended July 31, 2024, compared to a net income of $396,903 or $0.00 per share for the year ended July 31, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2024, we had a working capital deficit of $3,565,965 comprised of current assets of $3,472,709 and current liabilities of $7,038,674. This represents a decrease of $924,471 in the working capital deficit from the July 31, 2023 amount of $4,490,436. We had an accumulated deficit of $5,910,843 compared to $7,003,717 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

As of July 31, 2024, the Company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

We will seek additional financing in the form of debt or equity. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. If we are unable to raise sufficient capital, we will be required to delay or forego some of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. Any sales of our securities would dilute the ownership of our existing investors.

Future Capital Expenditures

We believe that our funding requirements for the next twelve months will be in excess of $2,000,000. We are currently seeking further funding through related parties’ loan and finance.

We are currently engaging consultants to evaluate and facilitate the potential uplisting of the Company’s stock from the OTC market to the Nasdaq exchange. If all conditions align favorably, the Company intends to secure financing through either debt or equity. The funds raised will be allocated to cover the expenses associated with the uplisting process.

Cash Flows – Year ended July 31, 2024 Compared to Year ended July 31, 2023

Operating Activities

Cash provided by operating activities was $859,016 for the year ended July 31, 2024 as compared to $123,363 cash used in the operations for the year ended July 31, 2023. During the year ended July 31, 2024, we recorded net income of $1,092,874, a $1,315,786 increase of contract liabilities, a $1,327,509 increase of accounts payable, a $336,077 increase of other current payable, a $22,100 increase of related party payables, and offset by a $2,423,493 increase of advance to contract, a $573,790 increase of accounts receivable and $26,275 increase of prepaid and other current receivable.

During the year ended July 31, 2023, we recorded net income of $396,903, adjusted by subsidiary disposal gain of $539,230, related party payables increased by $17,789 as a result of interest accrued for related party notes payable and offset by other current payable decreased by $6,628.

Investing activities

The cash used in investing activities was $138,360 for the year ended July 31, 2024 as a result of a short term loan receivable with 3% interest rate, matured on July 24, 2025.

The cash used in investing activities was $4,938 for the year ended July 31, 2023, as a result of the disposal of the subsidiaries.

Financing activities

Cash used in financing activities was $415,600 for the year ended July 31, 2024 as compared to $115,568 cash provided by financing activities for the year ended July 31, 2023. The cash flows used in financing activities for the year ended July 31, 2024 were primarily due to the repayment of notes payable $70,000 and repayment of related party advancement of $553,278, and offset by the proceeds of notes payable $207,678. The notes payable was borrowed from two related parties with 5% annual interest rate. See Note 4 Related Party Transactions.

The cash flows provided by financing activities during the year ended July 31, 2023 was from the proceeds of notes payable and funding support from related parties. The notes payable was borrowed from one related party with 5% annual interest rate.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2024, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2024, except the commitments disclosed in Note 8, we have no other material contractual commitments.

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

The Company is developing business plan and aim to provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Most of the advertising revenue will be generated by placing ad products on Tik Tok, Toutiao, Kwai, RED, WeChat, and other third-party affiliated websites and mobile applications. Currently, the Company provides traffic acquisition service to place the advertisements produced by the advertisers. The advertisements are published on the targeted media platforms as determined by the customers. Besides, the Company provides advertisements account charging service to customers upon the request from customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmation from the customers and suppliers.

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

Hartford Creative Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartford Creative Group, Inc. and subsidiaries (the “Company”) as of July 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in stockholders’ deficit and cash flows for each of the two years in the period ended July 31, 2024, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring negative working capitals and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue recognition – determination of principal versus agent

As described in Note 1 to the consolidated financial statements, the revenue is recognized on a gross or net basis based on whether the Company acts as a principal by controlling the service provided to the consumer, or whether it acts as an agent by arranging for third parties to provide the service to the consumer. During the year ended July 31, 2024, the Company provides traffic acquisition service to place the advertisements produced by the advertisers. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmations provided by customers and suppliers, respectively. The Company is therefore acting as an agent.

We identified the determination of principal versus agent for revenue recognition related to the advertisement placement service as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate whether the Company acted as either a principal or an agent with respect to whether the Company controls the promised service.

The primary procedures we performed to address this critical audit matter included:

➢	Obtained understanding of the service agreements between the Company and customers, the Company and media platforms or agent of the media platforms for advertisement placement services provided.
➢	Performed walkthroughs of sales and purchase transactions to confirm the working flows of the key business cycles.
➢	Obtained revenue recognition memo including analysis of principal versus agent along with the management’s conclusion.
➢	Assessed management’s conclusion by analyzing whether the Company controls the promised service provided pursuant to the terms and conditions with media platforms and/or agent of media platforms, including but not limit to latitude in establishing price and taking risk of service cost.
➢	Sent sales confirmations and interviewed customers on a sample basis to verify the service delivered and the parties who delivered the service.
➢	Leveraged the testing result of substantive testing of revenue recognition to further evaluate the management’s conclusion.

/s/ Simon & Edward, LLP (PCAOB ID: 2485)

We have served as the Company’s auditor since 2019.

Rowland Heights, California

October 29, 2024

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2024	July 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$310,763	$5,793
Accounts receivable	573,530	-
Advance to contractors	2,422,392	-
Prepaid and other current receivables	165,060	280
Related party receivable	964	964
Total Current Assets	3,472,709	7,037
Non-current Assets
Property and equipment, net	587	730
ROU assets-operating lease	10,771	-
Deferred tax assets	204,901	-
Total Non-current Assets	216,259	730
TOTAL ASSETS	$3,688,968	$7,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,326,907	$-
Related party loan and payables	3,931,768	4,367,194
Contract liabilities	1,315,189	-
Current operating Lease liabilities	3,491	-
Other current payable	461,319	130,279
Total Current Liabilities	7,038,674	4,497,473
Lease liabilities, noncurrent	3,768	-
TOTAL LIABILITIES	7,042,442	4,497,473
Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of July 31, 2024 and July 31, 2023.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(5,910,843)	(7,003,717)
Accumulated other comprehensive income	283,740	240,382
Total Stockholders’ Deficit	(3,353,474)	(4,489,706)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,688,968	$7,767

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended July 31,
	2024	2023
Revenue	$1,337,502	$-
Revenue - Related Party	62,443	-
Total Revenue	1,399,945	-
Operating cost and expenses:
Cost of revenue - Related Party	55,505	-
Selling, general and administrative expenses	247,920	123,650
Total operating cost and expenses	303,425	123,650
Operating income (loss)	1,096,520	(123,650)

Other Income
Interest expense, net	(22,031)	(17,789)
Gain on disposal of subsidiary	-	539,230
Other income (expense), net	29,002	(88)
Other income, net	6,971	521,353
Income before income taxes	1,103,491	397,703

Income Tax Expense	10,617	800
Net income	1,092,874	396,903

Net income per common share:
Basic and diluted	$0.01	$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended July 31,
	2024	2023
Net income	$1,092,874	$396,903
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	43,358	238,454
Less: total other comprehensive (loss) income attributable to noncontrolling interest	-	(18,670)
Total Other Comprehensive Income Attributable to Hartford Creative Group, Inc.	43,358	257,124
Total Comprehensive income	$1,136,232	$654,027

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	loss	Interest	(Deficit)
Balance, July 31, 2022	100,108,000	100,108	2,173,521	(7,400,620)	(16,742)	(1,288,916)	(6,432,649)
Net income	-	-	-	396,903	-	-	396,903
Disposal of subsidiaries	-	-	-	-	-	1,307,586	1,307,586
Foreign currency translation adjustment	-	-	-	-	257,124	(18,670)	238,454
Balance, July 31, 2023	100,108,000	100,108	2,173,521	(7,003,717)	240,382	-	(4,489,706)
Net income	-	-	-	1,092,874	-	-	1,092,874
Foreign currency translation adjustment	-	-	-	-	43,358	-	43,358
Balance, July 31, 2024	100,108,000	100,108	2,173,521	(5,910,843)	283,740	-	(3,353,474)

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,092,874	$396,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	136	6,976
Disposal gain of subsidiaries	-	(539,230)
Deferred tax assets	(204,901)	-
Changes in operating assets and liabilities:
Accounts receivable	(573,790)	-
Prepaid and other current receivables	(26,275)	827
Advance to contractors	(2,423,493)	-
Related party receivables and payables	22,100	17,789
Contract liabilities	1,315,786	-
Accounts payable	1,327,509	-
Other current payable	336,077	(6,628)
Operating lease assets and liabilities	(7,007)	-
Net cash provided by (used in) operating activities	859,016	(123,363)

Cash flows from investing activities:
Disposal of subsidiaries	-	(4,938)
Cash proceeds from acquisitions	211
Current loan receivable	(138,571)	-
Net cash used in investing activities	(138,360)	(4,938)

Cash flows from financing activities:
Proceeds of related party notes payable	207,678	94,000
Repayment of related party notes payable	(70,000)	-
Advances from related parties	-	21,568
Repayment of related party advances	(553,278)	-
Net cash (used in) provided by financing activities	(415,600)	115,568
Effect of exchange rate changes on cash	(86)	(1,639)
Net change in Cash and cash equivalents	304,970	(14,372)
Cash and cash equivalents at beginning of period	5,793	20,165
Cash and cash equivalents at end of period	$310,763	$5,793

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$2,806	$800

* As of July 31, 2022, Cash and cash equivalents consisted of $15,227 held by continuing operations and $4,938 held for sales which was included as current assets held for sale on balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are the responsibility of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

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

The Company engaged in early childhood education industry at Hartford International Education Technology Co., Ltd (“HF Int’l Education”) and its subsidiaries setup or acquired.

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

Beginning in January 2024, the Company embarked on the development of a new business within the Media and Marketing sector. As part of its rebranding strategy, on January 01, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”). HFZY mainly engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, the Company relies on a high-quality and professional media strategy execution team and network to help customers use the massive media resources of different types of social media platforms and receive competitive prices due to large-scale media resource procurement to purchase media resources. It aims to become one of the total solution advertising providers for domestic social media industry in China and provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Further expanding its business operations, HFUS reacquired full ownership of HZHF at no cost on April 1, 2024, and subsequently rebranded it as Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”). On June 18, 2024, HFUS successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). The acquisition was executed at no cost, and there were no significant assets or liabilities exchanged during the transfer.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the identification and disclosure of impaired assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency: The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expenses, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income: For the years ended July 31, 2024 and 2023, the Company included its foreign currency translation gain or loss as part of its comprehensive income.

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

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2024 and 2023, respectively, USD205,185 and $Nil amount of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiaries do not receive any preferential tax treatment from local government.

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

The Company is developing business plan and aim to provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Most of the advertising revenue will be generated by placing advertisements of products on Tik Tok, Toutiao, Kwai, RED, WeChat, and other third-party affiliated websites and mobile applications. Currently, the Company provides traffic acquisition service to place advertisements produced by advertisers and provides advertisements account charging service to customers. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmations by customers and suppliers, respectively.

During the year ended July 31, 2024, the Company has entered advertising service contracts with about 30 customers and received approximately RMB 98.4 million (USD 13.6 million) as advanced payment from these customers. the Company also entered about 20 supplier contracts for advertising placement and prepaid RMB 90.8 million (USD 12.6 million). During the year ended July 31, 2024, the Company recognized USD 1.3 million placement revenue from providing advertisement placement services. The Company provides traffic acquisition service to place advertisements for our customers. The advertisements are published on the targeted media platforms as determined by the customers. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media suppliers related to these transactions as placement revenue on a net basis.

Generally, the Company pays suppliers upfront for media resources and collects prepayments from customers. Under certain status, credit terms of up to 90 days may be granted. As of July 31, 2024, the Company had $573,530 outstanding receivables due from two customers.

During the year ended July 31, 2024, the Company also generated $62,443 revenue from designing, making, and placing video advertising for our related party customers, primarily Shanghai DuBian Assets Management Ltd. ( “SH Dubian”), which is managed by our major shareholder’s relatives.

In the years before August 1, 2022, the Company’s main operations were focusing on early childhood education and hospitality services. Impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1 2022. Thus, there was no revenue recognized for the year ended July 31, 2023. See Note 3 Acquisitions and Disposals.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of July 31, 2024, The Company had a working capital deficit of $3,565,965 and an accumulated deficit of $5,910,843. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

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

On April 1, 2024, as part of its strategy to broaden its advertising business, the Company regained full ownership of HZHF without incurring any costs. Following this reacquisition, it was rebranded to Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”). On June 18, 2024, HFUS successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). These transactions were executed at no cost and did not involve the transfer of any substantial opening balances.

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Receivables

HFUS had $964 related party receivable as of both July 31, 2024 and July 31, 2023, due from SH Oversea in relation to the disposal consideration.

Related Party Payables and loans

As of July 31, 2024 and July 31, 2023, amounts of $460,189 and $586,236, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), an entity previously were managed by the same management team, in the amounts of $2,822,936 and $3,291,324 as of July 31, 2024 and July 31, 2023, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $19,470 and $17,789 of interest expenses were recorded during the year ended July 31, 2024 and July 31, 2023, respectively. As of July 31, 2024 and July 31, 2023, the unpaid principal and interest amount of $402,971 and $417,501, respectively, will be due on demand.

Since February 2024, HFUS borrowed in the form of a short-term loan at an annual rate of 5% from its principal shareholder, Mr. Liangyue Song, a total of $200,700. On April 22, 2024, an amount of $29,022 from the principal was used to offset the profits Mr. Song allegedly earned in violation of Section 16(b) of the Securities Exchange Act. This action was based on the requirement that any profits from such a violation be returned to the Company. During the period ending July 31, 2024, interest expense amounting to $2,631 was recorded. As of July 31, 2024, the outstanding balance of principal and interest, totaling $174,309 , is payable upon demand.

The Company also had related party payable of $71,363 and $72,133 as of July 31, 2024 and July 31, 2023, respectively, represents the unpaid portion of operating advances from its main shareholder, Mr. Song. These advances do not bear interest and are considered due on demand.

Other Related Party Transactions

During the year ended July 31, 2024, the Company generated $62,443 revenue from designing, making, and placing video advertising for its related parties, respectively, primarily SH Dubian, which is managed by the Company’s major shareholder’s relatives. For the year ended July 31, 2024, the Company incurred $55,505, respectively, in costs related to revenue generation, primarily stemming from services provided by another related party, HF Int’l Education, a subsidiary of SH Oversea.

The Company has entered into a lease agreement for office space located in Shanghai measuring approximately 543 square feet (50.4 square meters) with SH Dubian. The lease duration extends from February 18, 2024, to February 17, 2026, at a fixed monthly rent of USD 638 (RMB 4,600).

Office space at Rosemead, CA is provided to Hartford Creative Group, Inc. at no cost by the major shareholder. No provision for these costs has been included in these financial statements as the amounts are not material.

NOTE 5. ADVANCE TO CONTRACTORS AND CONTRACT LIABILITIES

Upon engaging in the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of July 31, 2024, the Company’s balance sheets reflect $2,422,392 in prepayments to contractors, categorized as “Advance to contractor” and $1,315,189 in customer advance payments, recorded under “Contract Liabilities”. As of July 31, 2023, the Company had not engaged in the advertisement placement services, resulting in zero outstanding balances.

NOTE 6. OTHER CURRENT LIABILITIES

Other current payable consist as follows:

	July 31, 2024	July 31, 2023
Taxes payable	$275,193	$-
Accrued payroll	16,930	3,193
Other payables	169,196	127,086
	$461,319	$130,279

NOTE 7. CONCENTRATION RISK

For the year ended July 31, 2024, three customers accounted for 56% of the Company’s total gross billing. As of July 31, 2024, the Company had $573,530 outstanding receivables due from two customers. Prepayments received from two customers, which are recorded as contract liabilities, comprised 73% of total contract liabilities as of July 31, 2024.

For the year ended July 31, 2024, two contractors accounted for 53% of the Company’s total services acquisition. As of July 31, 2024, the Company had $1,326,907 outstanding payables to two contractors. Advances made to two contractors amounted to 70% of the Company’s total advanced payments as of July 31, 2024.

In the corresponding periods of the prior year, the Company did not participate in advertisement placement services, and no significant customer or vendor concentration risks were identified.

NOTE 8. COMMITMENTS AND CONTINGENCIES

There have been no material contractual obligations and commitments as of July 31, 2024.

NOTE 9. SEGMENT INFORMATION

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.

The Company used to operate in two reportable segments: hospitality (hotel and travel agency) and early childhood education industry in China in the past years. Due to the disposal of operating subsidiaries on August 1, 2022, we currently have one reportable segment for advertisement placement services.

NOTE 10. INCOME TAXES

The Company’s consolidated financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods. The Company files consolidated federal, state, and foreign income tax filings. The Company recognizes current and deferred income taxes as a consolidated “C” corporation for periods ending.

The Company’s income before income taxes are subject to taxes in the following jurisdictions for the following periods:

	July 31, 2024	July 31, 2023

Pre-tax (loss) income from U.S. operations	$(130,909)	$469,953
Pre-tax (loss) income from foreign operations	1,234,400	(72,250)
Total Pre-tax income	$1,103,491	$397,703

The provision for income taxes consisted of the following:

	July 31, 2024	July 31, 2023
Current:
Federal	$-	$-
State and local	800	800
Foreign	214,718	-
Total current	215,518	800
Deferred:
Federal	(174,639)	-
State and local	(30,262)	-
Foreign	-	-
Total deferred	(204,901)	-
Total income tax expense	$10,617	$800

Income taxes at the statutory rate are reconciled to reported income tax expense as follows:

	2024	2023
Federal income tax rate	21.00%	21.00%
State income tax rate	8.80%	8.80%
Foreign tax	19.46%	-4.80%
GILTI	(16.39)%	-
Usage of DTA	(29.73)%	-
Other	(2.18)%	0.00%
Valuation allowance	0.00%	-25%
Effective Income tax expense (benefit) rate	0.96%	0.00%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of July 31, 2024, are as follows:

July 31, 2024
GILTI Income	180,826
PY state taxes	168
State tax effect	(6,355)
NOL	30,262
Total	204,901
Valuation allowance	-
Total Deferred Tax Assets	204,901

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and no material subsequent events were noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2024 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024. Based on this assessment, management believes that as of July 31, 2024, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

●	The Company did not implement sufficient working procedures and maintain proper accounting supporting for the new business operation model at the operational subsidiary level

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors as of October 23, 2024:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since
		President, Chief Executive Officer
Sheng-Yih Chang Los Angeles, CA	52	and Director	2018
Lili Dai Los Angeles, CA	48	Interim Chief Financial Officer	NA
Yuan Lu Shanghai, China	37	Director	2019
Xin Dong Los Angeles, CA	39	Director	2018
Guo Jurong Shanghai, China	61	Director	2024
Shen Yiqian Shanghai, China	67	Director	2024

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each member of the board of directors:

Sheng Yih Chang. Mr. Chang has served as the Chief Financial Officer of the Company since June 2018, and the General Manager at Hartford Hotel, a commercial hotel in Rosemead California since March 2018. Mr. Chang served as a Product Manager at Jowett Group, a textile manufacturing company in the USA, from November 2015 through September 2017, as an Operational Manager and General Manager at A-Concepts Designs, a houseware supplier company in the USA, from January 2004 through October 2015, as a General Manager at Long Arch International, a carving crafts supplier in the USA, from December 2000 through December 2003, as a Sales Manager at EZ Wholesale, a general merchandise wholesaler in the USA, from July 1998 through November 2000, and as a technician at Richcom Computer Corporation, a computer service provider in California, from July 1996 through November 1997. Mr. Chang studied electrical engineering at the University of British Columbia and holds a Bachelor of Science in Electrical Engineering from California State University, Northridge.

Lili Dai, Ms. Dai possesses a diverse background encompassing accounting, auditing, financial reporting, and management. Since December 2023, she has served as the principal of Green-Keen Consulting LLC. Prior to that, she served as Interim VP Controller at Inno Holdings Inc. From September 2021 to August 2023, she held the position of Director of Technical Accounting and Reporting at Tattooed Chef LLC, where she oversaw technical accounting matters and external financial reporting. From January 2018 to September 2021, Ms. Dai served as the Director of Accounting and Financial Reporting at Markwins Beauty Brands, responsible for managing global operational accounting and reporting functions. Earlier in her career, from October 2015 to December 2017, she worked as a Senior Technical Corporate Accountant at a multi-billion-dollar company, Monster Energy Drink. Ms. Dai’s tenure at PwC Los Angeles, from January 2012 to October 2015, involved supervising audit engagements for various large companies across diverse industries. She began her professional journey as an auditor at Frazer LLP, a regional CPA firm in California, from April 2008 to December 2011. Ms. Dai holds a Master of Science in Accountancy from California State University Fullerton and is an active Certified Public Accountant.

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

Guo Jurong. Mr. Guo is a seasoned academic and business executive with a distinguished career. As the Dean of the United Business School (UBI) China and Chairman of the Advisory Committee at Detong Capital, he brings a wealth of experience to his leadership roles. His expertise extends to serving as an Independent Director on multiple publicly listed companies.

Prior to his current positions, Mr. Guo has served as the Assistant Dean of Antai College of Economics and Management, Shanghai Jiao Tong University, and the Director of EMBA Program, the Executive Dean of China Enterprise Development Research Institute, the Secretary General of the Academic Committee of the Research Institute of the Ministry of Commerce of the People’s Republic of China, the Professor and President of Qingdao Institute of Technology and the Founding President of Shanghai Medical University.

Shen Yiqian, Ms. Shen is a financial executive with over four decades of experience, holds a degree in accounting from Shanghai University of Finance and Economics.. Throughout her career, Ms. Shen has held key financial leadership positions at leading companies in various industries. Her expertise includes serving as a Financial Director at Shanghai Jingyuan Real Estate Development Co., Ltd., Beijing Aodewei (Shanghai) Consulting Co., Ltd., and Shanghai Sirui Construction Technology Co., Ltd. Prior to these roles, she held positions in accounting and finance at Shanghai No. 19 Cotton Textile Factory and Watanabe Group (Shanghai) International Business Co., Ltd. Ms. Shen’s early career in logistics management at the Shanghai Haifeng Farm Brigade provided her with a solid foundation in operations and management.

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

Director Independence

The Board consists of five members, of which Yuan Lu, Xin Dong, Guo Jurong and Shen Yiqian meet the independence requirements of the Nasdaq Stock Market as currently in effect.

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

Code of Ethics

Our Board plans to adopt a written code of business conduct and ethics (“Code of Ethics”) that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code of Ethics and all disclosures required by law regarding any amendments to, or waivers from, any provision of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Except the monthly compensation of $13,300 paid to Green-Keen Consulting LLC for the interim CFO service starting April 1, 2024, no other officer or director has received annual compensation since the beginning of the fiscal year, August 1, 2023.

Employment Agreements

As of July 31, 2024, all employees and officers in China have entered into employment agreements with the Company’s subsidiaries. However, the Company has not entered into employment agreements with any of its executive officers except the Interim CFO contract in the US as of July 31, 2024.

Anticipated Officer and Director Remuneration

During the year ended July 31, 2024, except the monthly compensation for the interim CFO, the Company has not paid any compensation owed to any other officer or director. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 23, 2024, there are a total of 100,108,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner(1)	Title	Beneficially owned	Percent of Class
Officers and Directors
Sheng-Yih Chang	Chief Executive Officer and Director	1,600,000	1.6%
Lili Dai	Interim Chief Financial Officer	500,000	0.5%
Rose Hong Wang(2)	Former Chief Executive Officer and Director	3,664,000	3.7%
Yuan Lu(3)	Independent Director Nominee	4,910,000	4.9%
Xin Dong	Independent Director Nominee	4,910,000	4.9%
Jurong Guo	Independent Director Nominee	-	-
Yiqian Shen	Independent Director Nominee	-	-
Officers and Directors as a Group		15,584,000	15.6%
5% Stockholders
Lianyue Song		68,184,880	68.1%

(1) Unless otherwise indicated the business address for each of the individuals is 8832 Glendon Way, Rosemead, CA 91770.

(2) The address is 729 Carriage House Drive, Arcadia, CA 91006.

(3) The address is RM 3806 218 Wusong Rd, Hongkou District, Shanghai, China.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

US office space is provided to Hartford Creative Group, Inc. at no additional cost by the major shareholder. No provision for these costs has been included in these financial statements as the amounts are not material.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP in the last two years ended July 31, 2024:

	2024	2023
Audit Fees	$27,500	$10,500
Audit Related Fees	6,000	7,500
All other fees	10,000	-
Total Fees	$43,500	$18,000

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

HARTFORD CREATIVE GROUP, INC.

Date:	October 29, 2024	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sheng-Yih Chang	Chief Executive Officer, President, Dir.	October 29, 2024
Sheng-Yih Chang	(Principal Executive Officer)

/s/ Lili Dai	Interim Chief Financial Officer	October 29, 2024
Lili Dai	(Principal Accounting Officer)

/s/ Yuan Lu	Director	October 29, 2024
Yuan Lu

/s/ Xin Dong	Director	October 29, 2024
Xin Dong

/s/ Jurong Guo	Director	October 29, 2024
Jurong Guo

/s/ Yiqian Shen	Director	October 29, 2024
Yiqian Shen

