Form 10-Q
period 2024-10-31
Hartford Creative Group, Inc.
filed 2024-12-16
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended: October 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of December 16, 2024.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024	July 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$52,895	$310,763
Accounts receivable	-	573,530
Advance to contractor	829,377	2,422,392
Current loan receivable	814,847	138,577
Related party receivable*	-	-
Prepaid and Other current receivables	25,963	26,483
Total Current Assets	1,723,082	3,471,745
Non-current Assets
Property and equipment, net	595	587
ROU assets-operating lease	9,105	10,771
Deferred tax assets	204,901	204,901
Total Non-current Assets	214,601	216,259
TOTAL ASSETS	$1,937,683	$3,688,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$169,292	$1,326,907
Related party loan and payables*	748,653	648,643
Contract liabilities	504,325	1,315,189
Current operating Lease liabilities	5,533	3,491
Other current payable	475,334	461,319
Non-interest-bearing payable*	3,302,469	3,282,161
Total Current Liabilities	5,205,606	7,037,710
Lease liabilities, noncurrent	1,923	3,768
TOTAL LIABILITIES	5,207,529	7,041,478

Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of October 31, 2024 and July 31, 2024.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(5,783,574)	(5,910,843)
Accumulated other comprehensive income	240,099	283,740
Total Stockholders’ Deficit	(3,269,846)	(3,353,474)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,937,683	$3,688,004

*	Balances reclassified due to related party relationship changes. See Note 4.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	October 31,
	2024	2023
Revenue	$467,462	$-
Operating cost and expenses:
Cost of revenue	109,822	-
Selling, general and administrative expenses	165,568	20,192
Total operating cost and expenses	275,390	20,192
Operating income (loss)	192,072	(20,192)
Other expense
Interest expense, net	(1,402)	(5,264)
Other expense, net	(440)
Other expense, net	(1,842)	(5,264)
Income (loss) before income taxes	190,230	(25,456)
Income Tax Expense	62,961	-
Net income (loss)	127,269	(25,456)

Net income per common share:
Basic and diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	October 31,
	2024	2023
Net income (loss)	$127,269	$(25,456)
Other Comprehensive (loss) income, net of income tax
Foreign currency translation adjustments	(43,641)	97,167
Total Other Comprehensive (loss) Income	(43,641)	97,167
Total Comprehensive income	$83,628	$71,711

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2024	100,108,000	100,108	2,173,521	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	127,269	-	127,269
Foreign currency translation adjustment	-	-	-	-	(43,641)	(43,641)
Balance, October 31, 2024 (unaudited)	100,108,000	100,108	2,173,521	(5,783,574)	240,099	(3,269,846)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	income	(Deficit)
Balance, July 31, 2023	100,108,000	100,108	2,173,521	(7,003,717)	240,382	(4,489,706)
Net loss	-	-	-	(25,456)	-	(25,456)
Foreign currency translation adjustment	-	-	-	-	97,167	97,167
Balance, October 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(7,029,173)	337,549	(4,417,995)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months ended
	October 31,
	2024	2023
Cash flows from operating activities:
Net income	$127,269	$(25,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	79
Changes in operating assets and liabilities:
Accounts receivable, net	583,009	-
Prepaid and Other current receivables	582	-
Advance to contractor	1,631,243	-
Related party receivables and payables	7,289	5,264
Contract liabilities	(831,501)	-
Accounts payable	(1,179,176)	-
Other current payable	9,412	-
Operating lease assets and liabilities	(78)	-
Net cash provided by (used in) operating activities	348,049	(20,113)

Cash flows from investing activities:
Current loan receivable	(675,826)	-
Net cash used in investing activities	(675,826)	-

Cash flows from financing activities:
Proceeds of related party notes payable	126,700	28,000
Repayment of related party notes payable	(35,000)	-
Repayment of non-interest-bearing payable	(26,751)	-
Net cash provided by financing activities	64,949	28,000
Effect of exchange rate changes on cash	4,960	(53)
Net change in Cash, cash equivalents and restricted cash	(257,868)	7,834
Cash, cash equivalents and restricted cash at beginning of period	310,763	5,793
Cash, cash equivalents and restricted cash at end of period	$52,895	$13,627

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$237,982	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are the responsibility of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements. This disclosure should be read in conjunction with our audited financial statements for the year ended July 31, 2024, including footnotes, contained in our Annual Report on Form 10-K.

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

Beginning in January 2024, the Company embarked on the development of a new business within the Media and Marketing sector. As part of its rebranding strategy, on January 01, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”). HFZY mainly engages in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, the Company relies on a high-quality and professional media strategy execution team and network to help customers use the massive media resources of different types of social media platforms and receive competitive prices due to large-scale media resource procurement to purchase media resources. It aims to become one of the total solution advertising providers for domestic social media industry in China and provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Further expanding its business operations, HFUS reacquired full ownership of HZHF at no cost on April 1, 2024, and subsequently rebranded it as Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”). On June 18, 2024, HFUS successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). The acquisition was executed at no cost, and there were no significant assets or liabilities exchanged during the transfer.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s net income, net cash flows, or stockholders’ equity.

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

The Company is developing business plan and aim to provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Most of the advertising revenue will be generated by placing ad products on Tik Tok, Toutiao, Kwai, RED, WeChat, and other third-party affiliated websites and mobile applications. Currently, the Company provides traffic acquisition service to place the advertisements produced by the advertisers. The advertisements are published on the targeted media platforms as determined by the customers. Besides, the Company provides advertisements account charging service to customers upon the request from customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmation from customers and suppliers.

During the three months ended October 31, 2024, the Company has provided advertising placement services to 15 customers and received approximately RMB 34.4 million (USD 4.8 million) as advanced payment from these customers. The Company also acquired advertising placement services from 28 suppliers and prepaid RMB 29.4 million (USD 4.1 million). During the three months ended October 31, 2024, the Company recognized USD 0.5 million revenue from the advertisement placement services. The advertisements are published on the targeted media platforms as determined by the customers. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media suppliers related to these transactions on a net basis.

In the comparable period in prior year, impacted by the Covid-19 pandemic and Chinese regulation on education industry, both early childhood education services and hospitality services have been sold on August 1, 2022, and the advertising revenue has not started until January 2024. Thus, there was no revenue recognized for the three months ended October 31, 2023.

Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the reporting periods, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company only has one operating segment as defined under ASC 280-10-50.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of October 31, 2024, The Company had a working capital deficit of $3,482,524 and an accumulated deficit of $5,783,574. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

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

NOTE 3. CURRENT LOAN RECEIVABLE

During July and August 2024, the Company loaned $814,847 (RMB 5,800,000) to an unrelated party at a 3% interest rate, maturing within 12 months.

NOTE 4. RELATED PARTY BALANCEAND NON-INTEREST-BEARING PAYABLE

Related Party Balance and Non-Interest-Bearing Payable

HFUS had $964 related party receivable as of both October 31, 2024 and July 31, 2024, due from SH Oversea in relation to the disposal consideration.

As of October 31, 2024 and July 31, 2024, amounts of $440,084 and $460,189, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), in the amounts of $2,863,349 and $2,822,936 as of October 31, 2024 and July 31, 2024, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

The Company’s related party relationship with SH Qiaohong and SH Oversea, previously due to shared management with HFSH, ended as of August 15, 2024. Consequently, outstanding balances with these parties are no longer classified as related party receivables or payables but are now recognized as “Non-interest-bearing payable”. For comparative purposes, the related balance as of July 31, 2024, has also been reclassified accordingly.

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $4,206 and $5,264 of interest expenses were recorded during the three months ended October 31, 2024 and 2023, respectively. As of October 31, 2024 and July 31, 2024, the unpaid principal and interest amount of $372,177 and $402,971, respectively, will be due on demand.

Since February 2024, HFUS borrowed in form of a short-term loan at an annual rate of 5% from its former primary shareholder, one of its current main shareholders’ relative, a total of $327,400. On April 22, 2024, an amount of $29,022 from the principal was used to offset the profits Mr. Song allegedly earned in violation of Section 16(b) of the Securities Exchange Act. This action was based on the requirement that any profits from such a violation be returned to the Company. During the three months ended October 31, 2024, interest expense amounting to $3,084 was recorded. As of October 31, 2024 and July 31, 2024, the outstanding balance of principal and interest, totaling $304,093 and $174,309, respectively, is payable upon demand.

The Company also had related party payable of $72,383 and $71,363 as of October 31, 2024 and July 31, 2024, respectively, represents the unpaid portion of operating advances from its former primary shareholder, one of its current main shareholders’ relative. These advances do not bear interest and are considered due on demand.

Other Related Party Transactions

The Company has leased approximately 543 square feet (50.4 square meters) of office space in Shanghai from SH Dubian, a company managed by a relative of a major shareholder. The lease term is from February 18, 2024, to February 17, 2026, at a fixed monthly rent of USD638 (RMB 4,600).

The Company’s office space in Rosemead, CA, is provided rent-free by a related party, a former primary shareholder and relative of a current major shareholder. The value of this benefit is immaterial and has not been recognized in these financial statements.

NOTE 5. ADVANCE TO CONTRACTOR AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of October 31, 2024 and July 31, 2024, the Company’s balance sheets reflect $829,377 and $2,422,392, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $504,325 and $1,315,189, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 6. OTHER CURRENT LIABILITIES

Other current payable consist as follows:

	October 31, 2024	July 31, 2024
Taxes payable	$36,944	$275,193
Payable to service providers	109,583	-
Accrued payroll	35,748	16,930
Payable to former owners	285,525	125,729
Other payables	7,534	43,467
Other Current Liabilities	$475,334	$461,319

NOTE 7. CONCENTRATION RISK

For the three months ended October 31, 2024, four customers accounted for 75% of the Company’s total gross billing. As of October 31, 2024, Nil amount of receivable was outstanding. As of July 31, 2024, the Company had $573,530 outstanding receivables due from two customers. Prepayments received from two customers, which are recorded as contract liabilities, comprised 88% and 73% of total contract liabilities as of October 31, 2024 and July 31, 2024, respectively.

For the three months ended October 31, 2024, two contractors accounted for 42% of the Company’s total services acquisition. As of October 31, 2024 and July 31, 2024, the Company had $169,292 and $1,326,907 outstanding payables to two contractors, respectively. As of October 31, 2024 and July 31, 2024, advances made to one contractor amount of 90% and two contractors amount of 70% of the Company’s total advanced payments.

In the corresponding three-month period of the prior year, the Company did not participate in advertisement placement services, and no significant customer or vendor concentration risks were identified.

NOTE 8. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of October 31, 2024.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and no material subsequent events were noted except the events as disclosed below:

Recognizing the prolonged inactivity of HZWP, the Company entered into an agreement on December 9, 2024, to transfer 70% of HZWP’s ownership to SH Oversea and 30% to an individual. This transfer was executed at no cost, and no substantial assets or liabilities were exchanged between the parties.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month period ending October 31, 2024. It also analyzes our financial condition on October 31, 2024 and compares it to our financial condition at July 31, 2024. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2024, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2024, including footnotes, which are included in this quarterly report.

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

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2024, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

After years of experience in education and hospitality, the Company shifted its focus in January 2024 to social media advertising. On January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Hartford ZY Culture Media (Shanghai) Co., Ltd., hereon refer to as “HFZY”. On June 18, 2024, the Company successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). HFZY and SXHM started to deliver media and advertisement services. The pent-up demand from social media influencers’ marketing needs on social media apps lead the Company to seize the opportunity in providing advertisement services. the Company begins to engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, it aims to provide customers with vertical integration services from early-stage advertising video creativity, photograph shooting, editing, to advertising operation and management on social media apps. The Company will also gradually launch overseas TikTok advertising campaign, providing social media advertising solutions for domestic Chinese customers to engage in international markets in the United States.

During the three months ended October 31, 2024, the Company recognized USD 0.5 million net revenue from the advertisement placement services. The Company provides service to place advertisements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upside agent related to these transactions on a net basis. The Company expects the number of customers to grow and the advertising service revenue will significantly increase in the next few months due to the vast demand in social media advertising services.

Based on market research and discussions among the Board and third-party suppliers and experts, the Company has further developed a plan of mini-drama business. The Company is strategically positioned to capture considerable market interest and enhance revenue streams from our innovative mini-drama business. While initial steps toward this ambitious goal have been initiated, it is important to note that the commencement and future success of the mini-drama venture are not yet guaranteed.

Results of Operations – Three months ended October 31, 2024 Compared to Three months ended October 31, 2023.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months ended October 31,
	2024	2023	Variance
Revenues	$467,462	$-	100%
Operating cost and expenses:
Cost of revenue	109,822	-	100%
Selling, general and administrative	165,568	20,192	720%
Total operating cost and expenses	275,390	20,192	1264%
Operating income (loss)	192,072	(20,192)	-1051%
Other income (expenses)	(1,842)	(5,264)	-65%
Income (loss) before income taxes	190,230	(25,456)	-847%
Income tax expense	62,961	-	100%
Net income (loss)	127,269	(25,456)	-600%

Revenue: During the three months ended October 31, 2024, we generated $467,462 in revenue primarily from advertising placement services, which we launched in January 2024. No revenue was recognized in the same period of 2023 as we had divested our early childhood education and hospitality services in August 2022

Operating Cost and Expenses: Cost of revenue increased to $109,822 in the three months ended October 31, 2024, primarily due to expenses related to designing and channel services. No costs were incurred in the same period of 2023. During the three months ended October 31, 2024, the selling, general and administrative expenses increased to $165,568 compared to $20,192 during the comparable period of 2023. The increase was due to the increase of professional expenses as a result of the expansion of business operation.

Other Income (Expense): Other expense, net amount of $1,842 for the three months ended October 31, 2024, compared to Other expense, net amount of $5,264 for the corresponding period of 2023. Other expenses for the three months ended October 31, 2024, primarily consisted of net interest expense, resulting from interest payments on loans from related parties, offset by interest income from current loan receivables. In the same period of 2023, other expenses were primarily due to interest expense.

Income tax expense: The income tax recognized for the three months ended October 31, 2024, resulted from the income tax from the operating income in China.

Net Income (Loss): We recorded a net income of $127,269 or $0.00 per share for the three months ended October 31, 2024, compared to a net loss of $25,456 or $0.00 per share for the same period of 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2024, we had a working capital deficit of $3,482,524 comprised of current assets of $1,723,082 and current liabilities of $5,205,606. This represents a decrease of $83,441 in the working capital deficit from the July 31, 2024 amount of $3,565,965 . We had an accumulated deficit of $5,783,574 compared to $5,910,843 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

As of October 31, 2024, the Company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

Cash Flows – Three months ended October 31, 2024 Compared to Three months ended October 31, 2023

Operating Activities

Cash provided by operating activities was $348,049 for the three months ended October 31, 2024 as compared to $20,113 cash used in the operations for the same period in 2023. During the three months ended October 31, 2024, we recorded net income of $127,269 , a $1,631,243 decrease of advance to contract, a $583,009 decrease of accounts receivable and $582 decrease of prepaid and other current receivable, offset by a $1,179,176 decrease of accounts payable and a $831,501decrease of contract liabilities.

During the three months ended October 31, 2023, we recorded net loss of $25,456 offset by a $5,264 increase of related party payables.

Investing activities

The cash used in investing activities was $675,826 for the three months ended October 31, 2024 as a result of short term loan receivables with 3% interest rate, matured in July and August, 2025. Nil of investing activities occurred during the three months ended October 31, 2023

Financing activities

Cash provided by financing activities was $64,949 for the three months ended October 31, 2024, primarily due to the proceeds of notes payable of $126,700 and offset by the repayment of notes payable $35,000 and repayment of non-interest-bearing payable of $26,751. In the same period of 2023, cash provided by financing activities was $28,000, primarily from proceeds of notes payable and funding support from related parties. The notes payable was borrowed from related parties with 5% annual interest rate. See Note 4 Related Party Transactions.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2024, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2024, we don’t have material contractual commitments.

Critical Accounting Policies

There have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, as of October 31, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the three months ended October 31, 2024, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings .

We were not subject to any other legal proceedings during the three months ended October 31, 2024, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD CREATIVE GROUP, INC.

Date: December 16, 2024	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

