Form 10-Q/A
period 2024-10-31
Hartford Creative Group, Inc.
filed 2025-01-16
CIK 1482554

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of January 16, 2025.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period from August 1, 2024, to October 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2024 (the “Original Filing”), is being submitted for the following purpose:

(a)	To update Note 9, “Subsequent Events to Condensed Consolidated Financial Statements (unaudited),” in Part I of Form 10-Q, by adding the disposal of the non-operating entity, SHDZ, as a subsequent event.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing and does not reflect other events occurring after the filing of the Original Filing.

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

Given the prolonged inactivity of both HZWP and SHDZ, the Company entered into agreements, on December 9, 2024, and January 1, 2025, respectively, to transfer 70% ownership of each entity to SH Oversea, with the remaining 30% transfer to an individual. These transfers were executed at no cost, with no significant assets or liabilities exchanged between the parties.

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

HARTFORD CREATIVE GROUP, INC.

Date: January 16, 2025	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

