Form 10-Q
period 2025-01-31
Hartford Creative Group, Inc.
filed 2025-03-17
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,108,000 shares of common stock outstanding as of March 17, 2025.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2025	July 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$35,563	$310,763
Accounts receivable	135,995	573,530
Advance to contractor	873,168	2,422,392
Current loan receivable	667,891	138,577
Related party receivable*	-	-
Prepaid and Other current receivables	13,102	26,483
Deferred offering costs	48,526	-
Total Current Assets	1,774,245	3,471,745
Non-current Assets
Property and equipment, net	589	587
ROU assets-operating lease	7,214	10,771
Deferred tax assets	204,901	204,901
Total Non-current Assets	212,704	216,259
TOTAL ASSETS	$1,986,949	$3,688,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$119,664	$1,326,907
Related party loan and payables*	805,638	648,643
Contract liabilities	551,010	1,315,189
Current operating Lease liabilities	7,477	3,491
Other current payable	374,382	461,319
Non-interest-bearing payable*	3,175,736	3,282,161
Total Current Liabilities	5,033,907	7,037,710
Lease liabilities, noncurrent	-	3,768
TOTAL LIABILITIES	5,033,907	7,041,478

Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of January 31, 2025 and July 31, 2024.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(5,639,559)	(5,910,843)
Accumulated other comprehensive income	318,972	283,740
Total Stockholders’ Deficit	(3,046,958)	(3,353,474)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,986,949	$3,688,004

*	Balances reclassified due to related party relationship changes. See Note 4.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2025	2024	2025	2024
Revenue	$378,037	$-	$845,499	$-
Revenue - Related Party	-	62,443	-	62,443

Operating cost and expenses:
Cost of revenue	-	-	109,822	-
Cost of revenue - Related Party	-	55,505	-	55,505
Selling, general and administrative	201,187	21,942	366,755	42,134
Total operating cost and expenses	201,187	77,447	476,577	97,639
Operating income (loss)	176,850	(15,004)	368,922	(35,196)
Other Income (Expense)
Interest expense, net	(220)	(5,067)	(1,622)	(10,331)
Gain on disposal of subsidiary	21,362	-	21,362	-
Other income, net	21,643	74	21,203	74
Other income (expense), net	42,785	(4,993)	40,943	(10,257)
Income (loss) before income taxes	219,635	(19,997)	409,865	(45,453)
Income Tax Expense	75,620	-	138,581	-
Net income (loss)	144,015	(19,997)	271,284	(45,453)

Net (loss) income per common share:
Basic and diluted	$0.00	$(0.00)	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	100,108,000	100,108,000	100,108,000	100,108,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Net (loss) income	$144,015	$(19,997)	$271,284	$(45,453)
Other Comprehensive (loss) income, net of income tax
Foreign currency translation adjustments	78,873	(123,853)	35,232	(26,686)
Total other comprehensive (loss) income	78,873	(123,853)	35,232	(26,686)
Total Comprehensive (loss) income	$222,888	$(143,850)	$306,516	$(72,139)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2024	100,108,000	100,108	2,173,521	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	127,269	-	127,269
Foreign currency translation adjustment	-	-	-	-	(43,641)	(43,641)
Balance, October 31, 2024 (unaudited)	100,108,000	100,108	2,173,521	(5,783,574)	240,099	(3,269,846)
Net income	-	-	-	144,015		144,015
Foreign currency translation adjustment	-	-	-		78,873	78,873
Balance, January 31, 2025 (unaudited)	100,108,000	100,108	2,173,521	(5,639,559)	318,972	(3,046,958)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	income	(Deficit)
Balance, July 31, 2023	100,108,000	100,108	2,173,521	(7,003,717)	240,382	(4,489,706)
Net loss	-	-	-	(25,456)	-	(25,456)
Foreign currency translation adjustment	-	-	-	-	97,167	97,167
Balance, October 31, 2023 (unaudited)	100,108,000	100,108	2,173,521	(7,029,173)	337,549	(4,417,995)
Net loss	-	-	-	(19,997)	-	(19,997)
Foreign currency translation adjustment	-	-	-	-	(123,853)	(123,853)
Balance, January 31, 2024 (unaudited)	100,108,000	100,108	2,173,521	(7,049,170)	213,696	(4,561,845)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net income	$271,284	$(45,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	136
Disposal of subsidiaries	(21,362)
Changes in operating assets and liabilities:
Accounts receivable, net	449,264	-
Prepaid and Other current receivables	13,445	-
Advance to contractor	1,561,253	-
Deferred offering costs	(48,542)	-
Related party receivables and payables	15,995	10,330
Contract liabilities	(770,664)	-
Accounts payable	(1,214,039)	-
Other current payable	(72,542)	694
Operating lease assets and liabilities	(178)	-
Net cash provided by (used in) operating activities	183,914	(34,293)

Cash flows from investing activities:
Current loan receivable	(668,279)	-
Repayment of Loan receivable	139,225	-
Disposal of subsidiary	(244)	-
Net cash used in investing activities	(529,298)	-

Cash flows from financing activities:
Proceeds of related party notes payable	201,200	36,000
Repayment of related party notes payable	(60,000)	-
Advances from related parties	-	971
Repayment of non-interest-bearing payable	(121,404)	-
Net cash provided by financing activities	19,796	36,971
Effect of exchange rate changes on cash	50,388	13
Net change in Cash, cash equivalents and restricted cash	(275,200)	2,691
Cash, cash equivalents and restricted cash at beginning of period	310,763	5,793
Cash, cash equivalents and restricted cash at end of period	$35,563	$8,484

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$310,791	$-

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

Beginning in January 2024, the Company embarked on the development of a new business within the Media and Marketing sector. As part of its rebranding strategy, on January 01, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”). HFZY mainly engages in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, the Company relies on a high-quality and professional media strategy execution team and network to help customers use the massive media resources of different types of social media platforms and receive competitive prices due to large-scale media resource procurement to purchase media resources. It aims to become one of the total solution advertising providers for domestic social media industry in China and provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Further expanding its business operations, HFUS reacquired full ownership of HZHF at no cost on April 1, 2024, and subsequently rebranded it as Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”). However, due to prolonged inactivity, the Company entered agreements on December 9, 2024, and January 1, 2025, to transfer 70% ownership of HZWP and SHDZ to SH Oversea, with the remaining 30% transferred to an individual. These transfers were executed at no cost and realized a $21,362 gain from the disposal of these two subsidiaries. On June 18, 2024, HFUS successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). The acquisition was executed at no cost, and there were no significant assets or liabilities exchanged during the transfer.

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

During the six months ended January 31, 2025, the Company has provided advertising placement services to 15 customers and received approximately RMB 63.5 million (USD 8.9 million) as advanced payment from these customers. The Company also acquired advertising placement services from 28 suppliers and prepaid RMB 56.9 million (USD 8.0 million). During the three and six months ended January 31, 2025, the Company recognized revenue of USD 0.4 million and 0.8 million, respectively, from the advertisement placement services. The advertisements are published on the targeted media platforms as determined by the customers. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media suppliers related to these transactions on a net basis.

In the comparable period in prior year, the Company generated $62,443 revenue from designing, making, and placing video advertising for related party customers.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of January 31, 2025, The Company had a working capital deficit of $3,259,662 and an accumulated deficit of $ 5,639,559. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

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

NOTE 3. CURRENT LOAN RECEIVABLE

During July and August 2024, the Company loaned $814,847 (RMB 5,800,000) to an unrelated party at a 3% interest rate, maturing within 12 months. On December 31, 2024, $146,956 (RMB 1,000,000) was early terminated and repaid. The outstanding loan receivable balance was $667,891 as of January 31, 2025. Interest earned was $5,708 for the three months ended January 31, 2025 and $11,508 for the six months ended January 31, 2025.

NOTE 4. RELATED PARTY PAYABLE AND NON-INTEREST-BEARING PAYABLE

Related Party Payables and Non-Interest-Bearing Payable

As of January 31, 2025 and July 31, 2024, amounts of $340,969 and $460,189, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), in the amounts of $2,834,767 and $2,822,936 as of January 31, 2025 and July 31, 2024, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

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

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $4,025 and $8,231 of interest expenses were recorded during the three and six months ended January 31, 2025, respectively. $5,067 and $10,331 of interest expenses were recorded during the three and six months ended January 31, 2024, respectively. As of January 31, 2025 and July 31, 2024, the unpaid principal and interest amount of $376,201 and $402,971, respectively, will be due on demand.

Since February 2024, the Company borrowed a total of $376,900 in short-term loans at an annual interest rate of 5% from a relative of one of its current major shareholders (the former primary shareholder). On April 22, 2024, $29,022 of the principal was used to offset profits that the former shareholder allegedly earned in violation of Section 16(b) of the Securities Exchange Act. As of July 31, 2024, the outstanding balance of principal and interest on these loans was $174,309, payable on demand. Interest expense of $1,843 and $4,927 was recorded for the three and six months ended January 31, 2025, respectively. On December 10, 2024, the outstanding loan balance of $355,436 (principal and interest) was converted to a non-interest-bearing advance from the former shareholder. This advance, combined with other related party payables, resulted in a total of $429,437 and $71,363 in outstanding operating advances from the former primary shareholder as of January 31, 2025, and July 31, 2024, respectively. These advances are non-interest-bearing and due on demand.

Other Related Party Transactions

The Company has leased approximately 543 square feet (50.4 square meters) of office space in Shanghai from SH Dubian, a company managed by a relative of a major shareholder. The lease term is from February 18, 2024, to February 17, 2026, at a fixed monthly rent of USD 638 (RMB 4,600).

The Company’s office space, located 8832 Glendon Way, Rosemead, CA 91770, is leased from a related party, a former primary shareholder and relative of a current major shareholder. The lease term is from January 1, 2025 to December 31, 2025, at a fixed monthly rent of USD 1,000.

NOTE 5. ADVANCE TO CONTRACTOR AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of January 31, 2025 and July 31, 2024, the Company’s balance sheets reflect $873,168 and $2,422,392, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $551,010 and $1,315,189, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 6. OTHER CURRENT LIABILITIES

Other current payable consist as follows:

	January 31, 2025	July 31, 2024
Taxes payable	$58,493	$275,193
Accrued payroll	32,103	16,930
Payable to former owners	282,788	125,729
Other payables	998	43,467
Other Current Liabilities	$374,382	$461,319

NOTE 7. CONCENTRATION RISK

For the three and six months ended January 31, 2025, one customer accounted for 85% and two customers accounted for 72% of the Company’s total gross billing, respectively. As of January 31, 2025, the Company had $135,995 in outstanding receivables due from one customer. As of July 31, 2024, the Company had $573,530 in outstanding receivables due from two customers. Prepayments received from two customers, which are recorded as contract liabilities, comprised 97% and 73% of total contract liabilities as of January 31, 2025 and July 31, 2024, respectively.

For the three and six months ended January 31, 2025, one contractor accounted for 82% and two contractors accounted for 67% of the Company’s total services acquisition. As of January 31, 2025 and July 31, 2024, the Company had $119,664 and $1,326,907 outstanding payables to two contractors, respectively. As of January 31, 2025 and July 31, 2024, advances made to one contractor amount of 90% and two contractors amount of 70% of the Company’s total advanced payments.

In the corresponding three-month period of the prior year, the Company did not participate in advertisement placement services, and no significant customer or vendor concentration risks were identified.

NOTE 8. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of January 31, 2025.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and no material subsequent events were noted except the events as disclosed below:

On February 24, 2025, the Company filed an S-1 registration statement with the SEC related to the issuance and sale of up to $10,000,000 in aggregate value of shares of our common stock, with a par value of $0.001 per share.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three and six months period ending January 31, 2025. It also analyzes our financial condition on January 31, 2025 and compares it to our financial condition at July 31, 2024. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2024, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2024, including footnotes, which are included in this quarterly report.

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

During the three and six months ended January 31, 2025, the Company recognized revenue of $0.4 million and $0.8 million, respectively, from the advertisement placement services. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upside agent related to these transactions on a net basis.

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

Results of Operations – Three months ended January 31, 2025 Compared to Three months ended January 31, 2024.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months ended January 31,
	2025	2024	Variance
Revenues	$378,037	$62,443	505%
Total operating cost and expenses	201,187	77,447	160%
Operating income (loss)	176,850	(15,004)	-1279%
Other income (expenses)	42,785	(4,993)	-957%
Income (loss) before income taxes	219,635	(19,997)	-1198%
Income tax expense	75,620	-	100%
Net income (loss)	144,015	(19,997)	-820%

Revenue: During the three months ended January 31, 2025, the revenue was primarily from advertising placement services, which we launched in January 2024. For the three months ended January 31, 2024, the revenue was primarily generated from designing, making and placing video advertising for Shanghai DuBian Assets Management Ltd., which was managed by our former major shareholder’s relatives. This substantial growth can be attributed to our successful market expansion strategies and an increase in customer base.

Operating Cost and Expenses: Operating costs and expenses rose to $201,187, a 160% increase from $77,447 in the previous year. This increase was primarily due to investments in scaling our operations, including hiring additional labor force, expanding our infrastructure, and increased marketing spend to support the expansion of business operation and our revenue growth.

Operating Income (Loss): The operating income turned positive, reaching $176,850 from a loss of $15,004 in the same period last year. This improvement reflects our ability to leverage our increased revenues more effectively against our operating cost base, improving our operational efficiency.

Other Income (Expense): Other income significantly improved to $42,785 from an expense of $4,993 in the same period last year. Other income for the three months ended January 31, 2025, primarily consisted of $21,362 gain on disposal of HZHF and SHDZ, $20,884 granted by local government, and interest income from current loan receivables net with interest expense on loans from related parties. Other expense for the three months ended January 31, 2024 was mainly resulted from interest expenses

Income tax expense: We incurred an income tax expense of $75,620 for the three months ended January 31, 2025, which was not present in the previous year. This income tax is a direct result of the increase of profitability.

Net Income (Loss): Net income for the three months ended January 31, 2025, was $144,015, a significant improvement from the net loss of $19,997 in the same period last year. This growth is reflected across various financial metrics, showcasing our ability to scale operations and manage operating costs effectively.

Results of Operations – Six months ended January 31, 2025 Compared to Six months ended January 31, 2024.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Six Months ended January 31,
	2025	2024	Variance
Revenues	$845,499	$62,443	1254%
Total operating cost and expenses	476,577	97,639	388%
Operating income (loss)	368,922	(35,196)	-1148%
Other income (expenses)	40,943	(10,257)	-499%
Income (loss) before income taxes	409,865	(45,453)	-1002%
Income tax expense	138,581	-	100%
Net income (loss)	271,284	(45,453)	-697%

Revenue: During the six months ended January 31, 2025, our revenue significantly increased to $845,499, marking an astounding growth of 1254% from $62,443 in the same period of the previous year. This substantial growth can be attributed to our successful market expansion strategies and a notable increase in our customer base.

Operating Cost and Expenses: Operating costs and expenses rose to $476,577, a 388% increase from $97,639 in the same period of the previous year. This increase was primarily due to investments in scaling our operations, including hiring additional labor force, expanding our infrastructure, and increased marketing spend to support the expansion of business operations and our revenue growth.

Operating Income (Loss): The operating income turned positive, reaching $368,922 from a loss of $35,196 in the same period last year. This improvement reflects our ability to leverage our increased revenues more effectively against our operating cost base, improving our operational efficiency.

Other Income (Expense): Other income improved to $40,943 from an expense of $10,257 in the same period last year. This improvement in other income was due to various factors, which include gains from subsidiary disposals, government grants, and interest income from current loan receivables net with interest expense on loans from related parties. Other expense for the six months ended January 31, 2024 was mainly resulted from interest expenses.

Income tax expense: We incurred an income tax expense of $138,581 for the six months ended January 31, 2025, which was not present in the previous year. This income tax is a direct result of our increased profitability before taxes.

Net Income (Loss): We recorded a net income of $271,284 for the six months ended January 31, 2025, compared to a net loss of $45,453 for the same period of 2024. This growth is reflected across various financial metrics, showcasing our ability to scale operations and manage operating costs effectively.

Liquidity and Capital Resources

As of January 31, 2025, we had a working capital deficit of $3,259,662 comprised of current assets of $1,774,245 and current liabilities of $5,033,907. This represents a decrease of $306,303 in the working capital deficit from the July 31, 2024 amount of $3,565,965. We had an accumulated deficit of $5,639,559 compared to $5,910,843 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

As of January 31, 2025, the Company has issued a total of 100,108,000 shares of common stock. On December 11, 2018, 96,090,000 shares of common stock were issued at the price of $0.02 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 1,000,000 shares of common stock to a significant shareholder of the Company at $0.02 per share.

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

We are in the process of uplisting the Company’s stock from the OTC market to the Nasdaq exchange. Assuming all conditions are met in our favor, we plan to raise capital through either debt or equity financing. The proceeds from this financing will be used to cover the costs related to the uplisting procedure.

Cash Flows – Six months ended January 31, 2025 Compared to Six months ended January 31, 2024

Operating Activities

Cash provided by operating activities was $183,914 for the six months ended January 31, 2025 as compared to $34,293 cash used in the operations for the same period in 2024. During the six months ended January 31, 2025, we recorded net income of $271,284 , a $1,561,253 decrease of advance to contract, a $449,264 decrease of accounts receivable, a $15,995 increase of related party payables and a $13,445 decrease of prepaid and other current receivable, offset by a $1,214,039 decrease of accounts payable, a $770,664 decrease of contract liabilities, a $72,542 decrease of other current payable and a $48,542 increase of deferred offering cost.

During the six months ended January 31, 2024, we recorded net loss of $45,453 offset by a $10,330 increase of related party payables.

Investing activities

The cash used in investing activities was $529,298 for the six months ended January 31, 2025 primarily as a result of short term loan receivables with 3% interest rate, matured in July and August, 2025. Nil of investing activities occurred during the same period in 2024.

Financing activities

Cash provided by financing activities was $ 19,796 for the six months ended January 31, 2025, primarily due to the proceeds of notes payable of $201,200 and offset by the repayment of notes payable $ 60,000 and repayment of non-interest-bearing payable of $121,404. In the same period of 2024, cash provided by financing activities was $36,971, primarily from proceeds of notes payable and funding support from related parties. The notes payable was borrowed from related parties with 5% annual interest rate. See Note 4 Related Party Transactions.

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2025, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2025, we don’t have material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, as of January 31, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control

During the six months ended January 31, 2025, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any other legal proceedings during the six months ended January 31, 2025, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD CREATIVE GROUP, INC.

Date: March 17, 2025	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

