Form 10-Q
period 2025-04-30
Hartford Creative Group, Inc.
filed 2025-06-13
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of June 12, 2025.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2025	July 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$49,427	$310,763
Accounts receivable	364,980	573,530
Advance to contractor	912,733	2,422,392
Related party receivable**	-	-
Current loan receivable	660,125	138,577
Prepaid and Other current receivables	16,663	26,483
Deferred offering costs	99,695	-
Total Current Assets	2,103,623	3,471,745
Non-current Assets
Property and equipment, net	582	587
ROU assets-operating lease	5,222	10,771
Deferred tax assets	204,901	204,901
Total Non-current Assets	210,705	216,259
TOTAL ASSETS	$2,314,328	$3,688,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$425,781	$1,326,907
Related party loan and payables**	953,382	648,643
Contract liabilities	252,808	1,315,189
Current operating Lease liabilities	5,311	3,491
Other current payable	440,789	461,319
Non-interest-bearing payable**	3,151,175	3,282,161
Total Current Liabilities	5,229,246	7,037,710
Lease liabilities, noncurrent	-	3,768
TOTAL LIABILITIES	5,229,246	7,041,478

Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,027,004 shares outstanding at both of April 30, 2025 and July 31, 2024*	25,027	25,027
Additional paid-in capital	2,248,602	2,248,602
Accumulated deficit	(5,548,602)	(5,910,843)
Accumulated other comprehensive income	360,055	283,740
Total Stockholders’ Deficit	(2,914,918)	(3,353,474)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,314,328	$3,688,004

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.
**	Balances reclassified due to related party relationship changes. See Note 4.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2025	2024	2025	2024
Revenue	$354,791	$116,640	$1,200,290	$116,640
Revenue - Related Party	-	-	-	62,443
Total Revenue	354,791	116,640	1,200,290	179,083
Operating cost and expenses:
Cost of revenue	-	-	109,822	-
Cost of revenue - Related Party	-	-	-	55,505
Selling, general and administrative	169,887	86,300	536,642	128,434
Total operating cost and expenses	169,887	86,300	646,464	183,939
Operating income (loss)	184,904	30,340	553,826	(4,856)
Other Income (Expense)
Interest income (expense), net	1,801	(5,488)	179	(15,819)
Gain on disposal of subsidiary	-	-	21,362	-
Other income, net	32	28,928	21,235	29,002
Other income (expense), net	1,833	23,440	42,776	13,183
Income before income taxes	186,737	53,780	596,602	8,327
Income Tax Expense	95,780	-	234,361	-
Net income	90,957	53,780	362,241	8,327

Net income per common share:
Basic and diluted	$0.00	$0.00	$0.01	$0.00
Weighted average shares outstanding:
Basic and diluted*	25,027,004	25,027,004	25,027,004	25,027,004

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2025	2024	2025	2024
Net income	$90,957	$53,780	$362,241	$8,327
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	41,083	81,653	76,315	54,967
Total other comprehensive income	41,083	81,653	76,315	54,967
Total Comprehensive income	$132,040	$135,433	$438,556	$63,294

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Accumulated Other	Total Stockholders’
	Common Stock*		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital*	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2024	25,027,004	25,027	2,248,602	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	127,269	-	127,269
Foreign currency translation adjustment	-	-	-	-	(43,641)	(43,641)
Balance, October 31, 2024 (unaudited)	25,027,004	25,027	2,248,602	(5,783,574)	240,099	(3,269,846)
Net income	-	-	-	144,015	-	144,015
Foreign currency translation adjustment	-	-	-	-	78,873	78,873
Balance, January 31, 2025 (unaudited)	25,027,004	25,027	2,248,602	(5,639,559)	318,972	(3,046,958)
Net income	-	-	-	90,957	-	90,957
Foreign currency translation adjustment	-	-	-	-	41,083	41,083
Balance, April 30, 2025 (unaudited)	25,027,004	25,027	2,248,602	(5,548,602)	360,055	(2,914,918)

			Additional		Accumulated Other	Total Stockholders’
	Common Stock*		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital*	(Deficit)	income	(Deficit)
Balance, July 31, 2023	25,027,004	25,027	2,248,602	(7,003,717)	240,382	(4,489,706)
Net loss	-	-	-	(25,456)	-	(25,456)
Foreign currency translation adjustment	-	-	-	-	97,167	97,167
Balance, October 31, 2023 (unaudited)	25,027,004	25,027	2,248,602	(7,029,173)	337,549	(4,417,995)
Net loss	-	-	-	(19,997)	-	(19,997)
Foreign currency translation adjustment	-	-	-	-	(123,853)	(123,853)
Balance, January 31, 2024 (unaudited)	25,027,004	25,027	2,248,602	(7,049,170)	213,696	(4,561,845)
Net income	-	-	-	53,780	-	53,780
Foreign currency translation adjustment	-	-	-	-	81,653	81,653
Balance, April 30, 2024 (unaudited)	25,027,004	25,027	2,248,602	(6,995,390)	295,349	(4,426,412)

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net income	$362,241	$8,327
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	-	136
Disposal of subsidiaries	(21,362)	-
Changes in operating assets and liabilities:
Accounts receivable, net	214,932	-
Prepaid and Other current receivables	9,846	-
Advance to contractor	1,504,496	(291,448)
Deferred offering costs	(99,968)	-
Related party receivables and payables	16,302	15,818
Contract liabilities	(1,061,531)	262,872
Accounts payable	(898,895)	-
Other current payable	(3,099)	29,757
Operating lease assets and liabilities	1,746	(6,964)
Net cash provided by operating activities	24,708	18,498

Cash flows from investing activities:
Current loan receivable	(665,437)	-
Repayment of Loan receivable	138,633	-
Disposal of subsidiary	(243)	-
Net cash used in investing activities	(527,047)	-

Cash flows from financing activities:
Proceeds of related party notes payable	201,200	141,978
Repayment of related party notes payable	(195,000)	(70,000)
Advances from related parties	341,434	-
Repayment of non-interest-bearing payable	(108,411)	(55,466)
Net cash provided by financing activities	239,223	16,512
Effect of exchange rate changes on cash	1,780	(74)
Net change in Cash, cash equivalents and restricted cash	(261,336)	34,936
Cash, cash equivalents and restricted cash at beginning of period	310,763	5,793
Cash, cash equivalents and restricted cash at end of period	$49,427	$40,729

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$328,190	$-

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

Beginning in January 2024, the Company embarked on the development of a new business within the Media and Marketing sector. As part of its rebranding strategy, on January 01, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”). HFZY mainly engages in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, and more. As an advertising partner of China’s major social media platforms, the Company relies on a high-quality and professional media strategy execution team and network to help customers use the massive media resources of different types of social media platforms and receive competitive prices due to large-scale media resource procurement to purchase media resources. It aims to become one of the total solution advertising providers for domestic social media industry in China and provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Further expanding its business operations, HFUS reacquired full ownership of HZHF at no cost on April 1, 2024, and subsequently rebranded it as Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”). However, due to prolonged inactivity, the Company entered agreements on December 9, 2024, and January 1, 2025, to transfer 70% ownership of HZWP and SHDZ to SH Oversea, with the remaining 30% transferred to an individual. These transfers were executed at no cost and realized a $21,272 gain from the disposal of these two subsidiaries. On June 18, 2024, HFUS successfully completed the acquisition of ShaoXing HuoMao Network Technology Ltd. (SXHM). The acquisition was executed at no cost, and there were no significant assets or liabilities exchanged during the transfer.

Reverse Stock Split

On March 28, 2025, the Board of Directors approved by unanimous written consent a reverse stock split of the Company’s authorized shares and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-4. On March 31, 2025, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to effect the 1-for-4 Reverse Stock Split, which became effective as of March 31, 2025. As a result of the Reverse Split, every four shares of the Company’s pre-Reverse Split Common Stock has been combined into one share of the Company’s post-Reverse Split Common Stock, without any change in par value per share. Prior to the Reverse Split, the Company was authorized to issue (i) 300,000,000 shares of Common Stock and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As a result of the Reverse Split, the Company is authorized to issue 75,000,000 shares of Common Stock. The par value per share of the Common Stock will remain unchanged at $0.001 per share. The total number of shares of Preferred Stock authorized for issuance will not be impacted by the Reverse Stock Split.

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

During the Nine months ended April 30, 2025, the Company has provided advertising placement services to customers and received approximately RMB 101.8 million (USD 14.1 million) as advanced payment from these customers. The Company also acquired advertising placement services from suppliers and prepaid RMB 84.8 million (USD 11.8 million). During the Three and Nine months ended April 30, 2025, the Company recognized revenue of USD 0.4 million and 1.2 million, respectively, from the advertisement placement services. The advertisements are published on the targeted media platforms as determined by the customers. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media suppliers related to these transactions on a net basis.

In the comparable period in prior year, the Company recognized $116,640 net revenue from the advertisement placement services and $62,443 revenue from designing, making, and placing video advertising for related party customers.

Recent Accounting Pronouncements.

Recently not yet adopted accounting pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of April 30, 2025, the Company had a working capital deficit of $3,125,623 and an accumulated deficit of $5,548,602. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

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

NOTE 3. CURRENT LOAN RECEIVABLE

During July and August 2024, the Company loaned $814,847 (RMB5,800,000) to an unrelated party at a 3% interest rate, maturing within 12 months. On December 31, 2024, $146,956 (RMB 1,000,000) was early terminated and repaid. The outstanding loan receivable balance was $660,125 as of April 30, 2025. Interest earned amounted to $4,991 and $16,450, respectively, for the three months and nine months ended April 30, 2025.

NOTE 4. RELATED PARTY PAYABLE AND NON-INTEREST-BEARING PAYABLE

Related Party Payables and Non-Interest-Bearing Payable

As of April 30, 2025 and July 31, 2024, amounts of $349,382 and $460,189, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), in the amounts of $2,801,793 and $2,822,936 as of April 30, 2025 and July 31, 2024, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

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

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $3,144 and $11,375 of interest expenses were recorded during the three and nine months ended April 30, 2025, respectively. $4,667 and $14,998 of interest expenses were recorded during the three and nine months ended April 30, 2024, respectively. As of April 30, 2025 and July 31, 2024, the unpaid principal and interest amount of $244,346 and $402,971, respectively, will be due on demand.

Since February 2024, the Company borrowed a total of $376,900 in short-term loans at an annual interest rate of 5% from a relative of one of its current major shareholders (the former primary shareholder). On April 22, 2024, $29,022 of the principal was used to offset profits that the former shareholder allegedly earned in violation of Section 16(b) of the Securities Exchange Act. As of July 31, 2024, the outstanding balance of principal and interest on these loans was $174,309, payable on demand. Interest expense of $ - and $ 4,927 was recorded for the three and nine months ended April 30, 2025, respectively. On December 10, 2024, the outstanding loan balance of $355,436 (principal and interest) was converted to a non-interest-bearing advance from the former shareholder. This advance, combined with other related party payables, resulted in a total of $709,036 and $71,363 in outstanding operating advances from the former primary shareholder as of April 30, 2025, and July 31, 2024, respectively. These advances are non-interest-bearing and due on demand.

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

NOTE 5. ADVANCE TO CONTRACTOR AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of April 30, 2025 and July 31, 2024, the Company’s balance sheets reflect $912,733 and $2,422,392, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $252,808 and $1,315,189, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 6. OTHER CURRENT LIABILITIES

Other current payable consist as follows:

	Apil 30, 2025	July 31, 2024
Taxes payable	$135,370	$275,193
Accrued payroll	28,686	16,930
Payable to former owners	276,733	125,729
Other payables	-	43,467
Other Current Liabilities	$440,789	$461,319

NOTE 7. CONCENTRATION RISK

For the three and nine months ended April 30, 2025, two customer accounted for 85% and three customers accounted for 84% of the Company’s total gross billing, respectively. For the three and nine months ended April 30, 2024, four customers accounted for 81% and 79%, respectively, of the Company’s total gross billing. As of April 30, 2025, the Company had $364,980 in outstanding receivables due from two customer. As of July 31, 2024, the Company had $573,530 in outstanding receivables due from two customers. Prepayments received from three customers, recorded as contract liabilities, accounted for 95% of total contract liabilities as of April 30, 2025, compared to prepayments from two customers, which represented 73% of total contract liabilities as of July 31, 2024.

For the three and nine months ended April 30, 2025, three contractors accounted for 71% and two contractors accounted for 52% of the Company’s total services acquisition. For the three and nine months ended April 30, 2024, one contractor accounted for 100% and 98%, respectively, of the Company’s total services acquisition. As of April 30, 2025 and July 31, 2024, the Company had $425,781 and $1,326,907 outstanding payables to two contractors, respectively. As of April 30, 2025 and July 31, 2024, advances made to two contractors amount of 82% and 70%, respectively, of the Company’s total advanced payments.

NOTE 8. COMMITMENTS AND CONTINGENCIES

There has been no material contractual obligations and commitments as of April 30, 2025.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and no material subsequent events were noted except the events as disclosed below:

On May 12, 2025, HFZY established a subsidiary, Nanjing HaoYiPeng Information Technology Ltd (“NJHY”), based in Nanjing, China. NJHY aims to expand and strengthen the Company’s social media advertising business.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three and nine-months period ending April 30, 2025. It also analyzes our financial condition on April 30, 2025 and compares it to our financial condition at July 31, 2024. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2024, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended April 30, 2025, including footnotes, which are included in this quarterly report.

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

During the three and nine months ended April 30, 2025, the Company recognized revenue of $0.4 million and $1.2 million, respectively, from the advertisement placement services. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upside agent related to these transactions on a net basis.

Based on market research and discussions among the Board and third-party suppliers and experts, the Company has further developed a plan of mini-drama business. The Company is strategically positioned to capture considerable market interest and enhance revenue streams from our innovative mini-drama business. While initial steps toward this ambitious goal have been initiated, it is important to note that the success of the mini-drama venture are not yet guaranteed.

Results of Operations – Three months ended April 30, 2025 Compared to Three months ended April 30, 2024.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months ended April 30,
	2025	2024	Variance
Revenues	$354,791	$116,640	204%
Operating cost and expenses	169,887	86,300	97%
Operating income	184,904	30,340	509%
Other income	1,833	23,440	-92%
Income before income taxes	186,737	53,780	247%
Income tax expense	95,780	-	100%
Net income	90,957	53,780	69%

Revenue: Our revenue primarily comes from advertising placement services, launched in January 2024. During the three months ended April 30, 2025, our revenue significantly increased to $354,791, marking an astounding growth of 204% from $116,640 in the same period of the previous year. This significant growth is driven by effective market expansion strategies and a growing customer base.

Operating Cost and Expenses: Operating costs and expenses rose to $169,887, a 97% increase from $86,300 in the previous year. This increase was primarily due to investments in scaling our operations, including hiring additional labor force, expanding our infrastructure, and increased marketing spend to support the expansion of business operation and our revenue growth.

Operating Income: The operating income increased to $184,904 from $30,340 in the same period last year. This improvement reflects our ability to leverage our increased revenues more effectively against our operating cost base, improving our operational efficiency.

Other Income: Other income decreased to $1,833 from $23,440 in the same period last year. Other income for the three months ended April 30, 2025, primarily consisted of interest income from current loan receivables net with interest expense on loans from related parties. Other income for the three months ended April 30, 2024 was mainly due to the $29,022 recovery from a former major shareholder, following a Section 16 infraction as outlined in Note 4. This amount was partially offset by the interest expenses on loans from related parties.

Income tax expense: We incurred an income tax expense of $95,780 for the three months ended April 30, 2025, which was not present in the previous year. This income tax is a direct result of the increase of profitability.

Net Income: Net income for the three months ended April 30, 2025, was $90,957, a significant improvement from $53,780 in the same period last year. This growth is reflected across various financial metrics, showcasing our ability to scale operations and manage operating costs effectively.

Results of Operations – Nine months ended April 30, 2025 Compared to Nine months ended April 30, 2024.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Nine months ended April 30,
	2025	2024	Variance
Revenues	$1,200,290	$179,083	570%
Operating cost and expenses	646,464	183,939	251%
Operating income (loss)	553,826	(4,856)	-11505%
Other income	42,776	13,183	224%
Income before income taxes	596,602	8,327	7065%
Income tax expense	234,361	-	100%
Net income	362,241	8,327	4250%

Revenue: During the nine months ended April 30, 2025, our revenue significantly increased to $1,200,290, marking an astounding growth of 570% from $179,083 in the same period of the previous year. During the nine months ended April 30, 2025, the revenue was primarily from advertising placement services. Of the total revenue recognized in 2024, $116,640 was mainly generated through advertising placement services, while $62,443 was derived from the design, creation, and placement of video advertisements for Shanghai DuBian Assets Management Ltd. (“SH Dubian”), which was managed by our major shareholder’s relatives. The substantial growth in revenue is attributed to our successful market expansion strategies and a notable increase in our customer base.

Operating Cost and Expenses: Operating costs and expenses rose to $646,464, a 251% increase from $183,939 in the same period of the previous year. This increase was primarily due to investments in scaling our operations, including hiring additional labor force, expanding our infrastructure, and increased marketing spend to support the expansion of business operations and our revenue growth.

Operating Income (Loss): The operating income turned positive, reaching $553,826 from a loss of $4,856 in the same period last year. This improvement reflects our ability to leverage our increased revenues more effectively against our operating cost base, improving our operational efficiency.

Other Income: Other income increased to $42,776 from $13,183 in the same period last year. This improvement in other income was due to various factors, which include gains from subsidiary disposals, government grants, and interest income from current loan receivables net with interest expense on loans from related parties. Other income for the nine months ended April 30, 2024 was mainly due to the $29,022 recovery from a former major shareholder, following a Section 16 infraction as outlined in Note 4, and partially offset by the interest expenses on loans from related parties.

Income tax expense: We incurred an income tax expense of $234,361 for the nine months ended April 30, 2025, which was not present in the previous year. This income tax is a direct result of our increased profitability before taxes.

Net Income: We recorded a net income of $362,241 for the nine months ended April 30, 2025, compared to a net income of $8,327 for the same period of 2024. This growth is reflected across various financial metrics, showcasing our ability to scale operations and manage operating costs effectively.

Liquidity and Capital Resources

As of April 30, 2025, we had a working capital deficit of $3,125,623 comprised of current assets of $2,103,623 and current liabilities of $5,229,246. This represents a decrease of $440,342 in the working capital deficit from the July 31, 2024 amount of $3,565,965. We had an accumulated deficit of $5,548,602 compared to $5,910,843 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

As of April 30, 2025, the Company has issued a total of 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of common stock. On December 11, 2018, 24,022,500 shares of common stock were issued at the price of $0.08 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 250,000 shares of common stock to a significant shareholder of the Company at $0.08 per share.

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

Cash Flows – Nine months ended April 30, 2025 Compared to Nine months ended April 30, 2024

Operating Activities

Cash provided by operating activities was $24,708 for the nine months ended April 30, 2025 as compared to $18,498 in the comparable period in 2024. During the nine months ended April 30, 2025, we recorded net income of $362,241, a $1,504,496 decrease of advance to contractors, a $214,932 decrease of accounts receivable, a $16,302 increase of related party payables and a $9,846 decrease of prepaid and other current receivable, offset by a $1,061,531 decrease of contract liabilities, a $898,895 decrease of accounts payable, and a $99,968 increase of deferred offering cost.

During the nine months ended April 30, 2024, we recorded net income of $8,327, a $262,872 increase of contract liabilities, a $29,757 increase of other current payable, a $15,818 increase of related party payables, and offset by a $291,448 increase of advance to contractors.

Investing activities

The cash used in investing activities was $527,047 for the nine months ended April 30, 2025 primarily as a result of short term loan receivables with 3% interest rate, matured in July and August, 2025. Nil of investing activities occurred during the comparable period in 2024.

Financing activities

For the nine months ended April 30, 2025, cash provided by financing activities totaled $239,223, primarily from related-party advances of $341,434 from a relative of a current major shareholder and proceeds from notes payable of $201,200, partially offset by repayments of notes payable of $195,000 and non-interest-bearing payables of $108,411. For the comparable period of 2024, cash provided by financing activities amounted to $16,512, primarily from proceeds of notes payable of $141,978, partially offset by repayments of notes payable of $70,000 and related-party advances of $55,466. The notes payable was borrowed from related parties at a 5% annual interest rate. See Note 4 Related Party Transactions.

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2025, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2025, we don’t have material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

●	The Company did not implement sufficient working procedures and maintain proper accounting supporting for the new business operation model at the operational subsidiary level.

Changes in Internal Control

During the Nine months ended April 30, 2025, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any other legal proceedings during the nine months ended April 30, 2025, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD CREATIVE GROUP, INC.

Date: June 13, 2025	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

