Form 10-Q/A
period 2025-01-31
Hartford Creative Group, Inc.
filed 2025-10-09
CIK 1482554

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of October 08, 2025 (after giving effect to a 1-for-4 reverse stock split on March 31, 2025).

EXPLANATORY NOTE

Hartford Creative Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025, solely to amend and restate the disclosures related to related party transactions.

After the filing of the Original Report, the Company determined that certain related party relationships had been reinstated as of November 26, 2024, and December 2, 2024, respectively, which were not identified or disclosed in the Original Report:

●	On November 26, 2024, Ms. Erin SongWang acquired a 39% ownership interest in the Company and became a major shareholder, resulting in Shanghai Qiaohong Assets Ltd. (‘SH Qiaohong’), where she holds a 90% beneficial ownership, and its 95%-owned subsidiary, Shanghai Oversea Chinese Culture Media Ltd. (‘SH Oversea’), becoming related parties of the Company.

●	Shanghai Konglu ZeYi Brands Management Ltd. (“KLZY”) became a related party of the Company on December 2, 2024, when it was acquired by SH Qiaohong.

This Amendment No. 1 is being filed to correct such omissions and provide the required disclosures. The following items have been amended in this Amendment No. 1:

●	Part I — Item 1. Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows
●	Part I — Item 1. Note 3 and Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements
●	Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Report. This Amendment speaks as of the date of the Original Report, and does not reflect events occurring after the filing of the Original Report, except as noted herein.

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2025	July 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$35,563	$310,763
Accounts receivable	135,995	573,530
Advance to contractor	873,168	2,422,392
Current loan receivable -related party* (as restated)	667,891	138,577
Related party receivable*	-	-
Prepaid and Other current receivables	13,102	26,483
Deferred offering costs	48,526	-
Total Current Assets	1,774,245	3,471,745
Non-current Assets
Property and equipment, net	589	587
ROU assets-operating lease	7,214	10,771
Deferred tax assets	204,901	204,901
Total Non-current Assets	212,704	216,259
TOTAL ASSETS	$1,986,949	$3,688,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$119,664	$1,326,907
Related party loan and payables* (as restated)	3,981,374	3,930,804
Contract liabilities	551,010	1,315,189
Current operating Lease liabilities	7,477	3,491
Other current payable	374,382	461,319
Non-interest-bearing payable* (as restated)	-	-
Total Current Liabilities	5,033,907	7,037,710
Lease liabilities, noncurrent	-	3,768
TOTAL LIABILITIES	5,033,907	7,041,478

Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 300,000,000 shares authorized, 100,108,000 shares outstanding at both of January 31, 2025 and July 31, 2024.	100,108	100,108
Additional paid-in capital	2,173,521	2,173,521
Accumulated deficit	(5,639,559)	(5,910,843)
Accumulated other comprehensive income	318,972	283,740
Total Stockholders’ Deficit	(3,046,958)	(3,353,474)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,986,949	$3,688,004

*	Balances reclassified due to related party relationship changes. See Note 3 and Note 4 as restated.

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

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net income	$271,284	$(45,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	136
Disposal of subsidiaries	(21,362)
Changes in operating assets and liabilities:
Accounts receivable, net	449,264	-
Prepaid and Other current receivables	13,445	-
Advance to contractor	1,561,253	-
Deferred offering costs	(48,542)	-
Related party receivables and payables	15,995	10,330
Contract liabilities	(770,664)	-
Accounts payable	(1,214,039)	-
Other current payable	(72,542)	694
Operating lease assets and liabilities	(178)	-
Net cash provided by (used in) operating activities	183,914	(34,293)

Cash flows from investing activities:
Current loan receivable-related party* (as restated)	(668,279)	-
Repayment of Loan receivable-related party *(as restated)	139,225	-
Disposal of subsidiary	(244)	-
Net cash used in investing activities	(529,298)	-

Cash flows from financing activities:
Proceeds of related party notes payable	201,200	36,000
Repayment of related party notes payable	(60,000)	-
Advances from related parties	-	971
Repayment of related party advances* (as restated)	(121,404)	-
Net cash provided by financing activities	19,796	36,971
Effect of exchange rate changes on cash	50,388	13
Net change in Cash, cash equivalents and restricted cash	(275,200)	2,691
Cash, cash equivalents and restricted cash at beginning of period	310,763	5,793
Cash, cash equivalents and restricted cash at end of period	$35,563	$8,484

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$310,791	$-

*	Restated as related party transactions as a result of related party relationship changes. See Note 3 and Note 4 for detail.

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

NOTE 2. GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of January 31, 2025, The Company had a working capital deficit of $3,259,662 and an accumulated deficit of $5,639,559. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

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

NOTE 3. CURRENT LOAN RECEIVABLE-RELATED PARTY (RESTATED)

During July and August 2024, the Company loaned $814,847 (RMB 5,800,000) to Shanghai Konglu ZeYi Brands Management Ltd. (“KLZY”) at a 3% interest rate, maturing within 12 months. On December 31, 2024, $146,956 (RMB 1,000,000) was early terminated and repaid. The outstanding loan receivable balance was $667,891 as of January 31, 2025. Interest earned was $5,708 for the three months ended January 31, 2025 and $11,508 for the six months ended January 31, 2025.

On December 2, 2024, KLZY became a related party of the Company following its acquisition by SH Qiaohong.

NOTE 4. RELATED PARTY PAYABLE (RESTATED)

Related Party Payables

As of January 31, 2025 and July 31, 2024, amounts of $340,969 and $460,189, respectively, are payable to SH Qiaohong. The balances were mainly funding support from SH Qiaohong for operation. The funding support bears no interest and due on demand.

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), in the amounts of $2,834,767 and $2,821,972 as of January 31, 2025 and July 31, 2024, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

The Company’s related party relationship with SH Qiaohong and SH Oversea, previously due to shared management with HFSH, ended as of August 15, 2024. On November 26, 2024, Ms. Erin SongWang acquired a 39% ownership interest in the Company, resulting in SH Qiaohong, where she holds a 90% beneficial ownership, and its 95%-owned subsidiary, SH Oversea, becoming related parties of the Company again.

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

Other Income (Expense) (as restated): Other income significantly improved to $42,785 from an expense of $4,993 in the same period last year. Other income for the three months ended January 31, 2025, primarily consisted of $21,362 gain on disposal of HZHF and SHDZ, $20,884 granted by local government, and interest income from current related party loan receivables net with interest expense on loans from related parties. Other expense for the three months ended January 31, 2024 was mainly resulted from interest expenses

Income tax expense: We incurred an income tax expense of $75,620 for the three months ended January 31, 2025, which was not present in the previous year. This income tax is a direct result of the increase of profitability.

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

Other Income (Expense) (as restated): Other income improved to $40,943 from an expense of $10,257 in the same period last year. This improvement in other income was due to various factors, which include gains from subsidiary disposals, government grants, and interest income from current related party loan receivables net with interest expense on loans from related parties. Other expense for the six months ended January 31, 2024 was mainly resulted from interest expenses.

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

Cash Flows – Six months ended January 31, 2025 Compared to Six months ended January 31, 2024

Operating Activities

Cash provided by operating activities was $183,914 for the six months ended January 31, 2025 as compared to $34,293 cash used in the operations for the same period in 2024. During the six months ended January 31, 2025, we recorded net income of $271,284, a $1,561,253 decrease of advance to contract, a $449,264 decrease of accounts receivable, a $15,995 increase of related party payables and a $13,445 decrease of prepaid and other current receivable, offset by a $1,214,039 decrease of accounts payable, a $770,664 decrease of contract liabilities, a $72,542 decrease of other current payable and a $48,542 increase of deferred offering cost.

During the six months ended January 31, 2024, we recorded net loss of $45,453 offset by a $10,330 increase of related party payables.

Investing activities (as restated)

The cash used in investing activities was $529,298 for the six months ended January 31, 2025 primarily as a result of short term related party loan receivables with 3% interest rate, matured in July and August, 2025. Nil of investing activities occurred during the same period in 2024.

Financing activities (as restated)

Cash provided by financing activities was $19,796 for the six months ended January 31, 2025, primarily due to the proceeds of notes payable of $201,200 and offset by the repayment of notes payable $60,000 and repayment of related party advances of $121,404. In the same period of 2024, cash provided by financing activities was $36,971, primarily from proceeds of notes payable and funding support from related parties. The notes payable was borrowed from related parties with 5% annual interest rate. See Note 4 Related Party Transactions.

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

HARTFORD CREATIVE GROUP, INC.

Date: October 09, 2025	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

