Form 10-Q/A
period 2025-04-30
Hartford Creative Group, Inc.
filed 2025-10-09
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of October 08, 2025.

EXPLANATORY NOTE

Hartford Creative Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2025, solely to amend and restate the disclosures related to related party transactions.

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

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2025	July 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$49,427	$310,763
Accounts receivable	364,980	573,530
Advance to contractor	912,733	2,422,392
Related party receivable**	-	-
Current loan receivable-related party** (as restated)	660,125	138,577
Prepaid and Other current receivables	16,663	26,483
Deferred offering costs	99,695	-
Total Current Assets	2,103,623	3,471,745
Non-current Assets
Property and equipment, net	582	587
ROU assets-operating lease	5,222	10,771
Deferred tax assets	204,901	204,901
Total Non-current Assets	210,705	216,259
TOTAL ASSETS	$2,314,328	$3,688,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$425,781	$1,326,907
Related party loan and payables** (as restated)	4,104,557	3,930,804
Contract liabilities	252,808	1,315,189
Current operating Lease liabilities	5,311	3,491
Other current payable	440,789	461,319
Non-interest-bearing payable** (as restated)	-	-
Total Current Liabilities	5,229,246	7,037,710
Lease liabilities, noncurrent	-	3,768
TOTAL LIABILITIES	5,229,246	7,041,478

Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,027,004 shares outstanding at both of April 30, 2025 and July 31, 2024*	25,027	25,027
Additional paid-in capital	2,248,602	2,248,602
Accumulated deficit	(5,548,602)	(5,910,843)
Accumulated other comprehensive income	360,055	283,740
Total Stockholders’ Deficit	(2,914,918)	(3,353,474)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,314,328	$3,688,004

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.
**	Balances reclassified due to related party relationship changes. See Note 3 and Note 4 as restated.

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

HARTFORD CREATIVE GROUP, INC.

(FORMERLY KNOWN AS HARTFORD GREAT HEALTH CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net income	$362,241	$8,327
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	-	136
Disposal of subsidiaries	(21,362)	-
Changes in operating assets and liabilities:
Accounts receivable, net	214,932	-
Prepaid and Other current receivables	9,846	-
Advance to contractor	1,504,496	(291,448)
Deferred offering costs	(99,968)	-
Related party receivables and payables	16,302	15,818
Contract liabilities	(1,061,531)	262,872
Accounts payable	(898,895)	-
Other current payable	(3,099)	29,757
Operating lease assets and liabilities	1,746	(6,964)
Net cash provided by operating activities	24,708	18,498

Cash flows from investing activities:
Current loan receivable- related party* (as restated)	(665,437)	-
Repayment of Loan receivable- related party* (as restated)	138,633	-
Disposal of subsidiary	(243)	-
Net cash used in investing activities	(527,047)	-

Cash flows from financing activities:
Proceeds of related party notes payable	201,200	141,978
Repayment of related party notes payable	(195,000)	(70,000)
Advances from related parties	341,434	-
Repayment of related party advances* (as restated)	(108,411)	(55,466)
Net cash provided by financing activities	239,223	16,512
Effect of exchange rate changes on cash	1,780	(74)
Net change in Cash, cash equivalents and restricted cash	(261,336)	34,936
Cash, cash equivalents and restricted cash at beginning of period	310,763	5,793
Cash, cash equivalents and restricted cash at end of period	$49,427	$40,729

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$328,190	$-

*	Restated as related party transactions as a result of related party relationship changes. See Note 3 and Note 4 for detail.

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

NOTE 3. CURRENT LOAN RECEIVABLE-RELATED PARTY (RESTATED)

During July and August 2024, the Company loaned $814,847 (RMB5,800,000) to Shanghai Konglu ZeYi Brands Management Ltd. (“KLZY”) at a 3% interest rate, maturing within 12 months. On December 31, 2024, $146,956 (RMB 1,000,000) was early terminated and repaid. The outstanding loan receivable balance was $660,125 as of April 30, 2025. Interest earned amounted to $4,991 and $16,450, respectively, for the three months and nine months ended April 30, 2025.

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

HFSH had payable balances to Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), in the amounts of $2,801,793 and $2,821,972 as of April 30, 2025 and July 31, 2024, respectively. The payable is funding support from SH Oversea for operation, bears no interest and due on demand.

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

NOTE 7. CONCENTRATION RISK

For the three and nine months ended April 30, 2025, two customers accounted for 85% and three customers accounted for 84% of the Company’s total gross billing, respectively. For the three and nine months ended April 30, 2024, four customers accounted for 81% and 79%, respectively, of the Company’s total gross billing. As of April 30, 2025, the Company had $364,980 in outstanding receivables due from two customer. As of July 31, 2024, the Company had $573,530 in outstanding receivables due from two customers. Prepayments received from three customers, recorded as contract liabilities, accounted for 95% of total contract liabilities as of April 30, 2025, compared to prepayments from two customers, which represented 73% of total contract liabilities as of July 31, 2024.

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

Other Income (as restated): Other income decreased to $1,833 from $23,440 in the same period last year. Other income for the three months ended April 30, 2025, primarily consisted of interest income from current related party loan receivables net with interest expense on loans from related parties. Other income for the three months ended April 30, 2024 was mainly due to the $29,022 recovery from a former major shareholder, following a Section 16 infraction as outlined in Note 4. This amount was partially offset by the interest expenses on loans from related parties.

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

Other Income (as restated): Other income increased to $42,776 from $13,183 in the same period last year. This improvement in other income was due to various factors, which include gains from subsidiary disposals, government grants, and interest income from current related party loan receivables net with interest expense on loans from related parties. Other income for the nine months ended April 30, 2024 was mainly due to the $29,022 recovery from a former major shareholder, following a Section 16 infraction as outlined in Note 4, and partially offset by the interest expenses on loans from related parties.

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

Investing activities (as restated)

The cash used in investing activities was $527,047 for the nine months ended April 30, 2025 primarily as a result of short term related party loan receivables with 3% interest rate, matured in July and August, 2025. Nil of investing activities occurred during the comparable period in 2024.

Financing activities (as restated)

For the nine months ended April 30, 2025, cash provided by financing activities totaled $239,223, primarily from related-party advances of $341,434 from a relative of a current major shareholder and proceeds from notes payable of $201,200, partially offset by repayments of notes payable of $195,000 and related party advances of $108,411. For the comparable period of 2024, cash provided by financing activities amounted to $16,512, primarily from proceeds of notes payable of $141,978, partially offset by repayments of notes payable of $70,000 and related-party advances of $55,466. The notes payable was borrowed from related parties at a 5% annual interest rate. See Note 4 Related Party Transactions.

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

