Form 10-K
period 2025-07-31
Hartford Creative Group, Inc.
filed 2025-10-15
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

January 31, 2025 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $5,139,552.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of October 13, 2025.

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

Employees

As of October 07, 2025, we have 19 employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company maintains a cybersecurity risk management framework designed to protect the confidentiality, integrity, and availability of its critical systems and information. The Company’s cybersecurity risk management is integrated into its overall enterprise risk management program and utilizes similar processes used to identify and address other business risks, including operational, legal, and financial risks.

Management periodically evaluates potential cybersecurity risks and implements measures intended to prevent, detect, and respond to potential incidents. These measures include system monitoring, employee cybersecurity awareness practices, and engagement of external information technology consultants, assessors, or service providers, as deemed necessary, to review and enhance security controls.

As of the date of this report, the Company has not identified any cybersecurity incidents or threats that have materially affected its operations, financial condition, or results of operations. However, the Company faces ongoing risks from potential cybersecurity threats that, if realized, could materially affect its business, results of operations, or financial condition.

Cybersecurity: Governance

The Board of Directors oversees the Company’s cybersecurity risk management activities as part of its overall risk oversight responsibilities. Management reports to the Board, as appropriate, on cybersecurity matters, including significant incidents (if any) and actions taken to enhance the Company’s cybersecurity program.

Management is responsible for implementing and monitoring the Company’s cybersecurity framework, assessing risks, coordinating incident response efforts, and maintaining policies and practices to mitigate cybersecurity risks. The Board is informed of material cybersecurity risks or incidents as they arise and reviews management’s responses and remediation activities.

ITEM 2. PROPERTIES

The Company has entered into a lease agreement for office space located in Shanghai measuring approximately 543 square feet (50.4 square meters) with Shanghai DuBian Assets Management Ltd., which is managed by its major shareholder’s relatives. The lease is effective from February 18, 2024 to February 17, 2026, at a fixed monthly rent of USD638 (RMB 4,600).

The Company also uses the office, located at 8832 Glendon Way, Rosemead, CA 91770, which is owned by its former principal stockholder, for the minimal office facility needs, at a fixed monthly rent of USD 1,000.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any other legal proceedings during the year ended July 31, 2025, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the OTC Markets Group under the symbol “HFUS.” There has been limited trading in our shares, meaning that the number of persons interested in purchasing our common shares at any given time has been relatively small or non-existent. We have applied to have our common stock listed on the Nasdaq Capital Market under the symbol “HFUS”. There can be no assurance that our listing application will be approved.

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

On October 13, 2025, the closing price of our common stock reported on the OTC Markets was $2.27 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Fiscal 2024	Low	High
First Quarter	$2.68	$5.44
Second Quarter	$1.05	$14.60
Third Quarter	$1.42	$10.40
Fourth Quarter	$1.42	$6.00

Fiscal 2025	Low	High
First Quarter	$2.27	$5.00

Holders

As of October 13, 2025, 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of our common stock were issued and outstanding and were held by 19 stockholders of record.

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

Transfer Agent

The transfer agent and registrar for the Common Stock is Odyssey Transfer and Trust Company located at 2155 Woodlane Drive, Suite 100, Woodbury, MN 55125 and its telephone number is 1-855-584-2880.

Dividend Policy

We have not declared any cash dividends since our inception and we do not anticipate paying any dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business. The payment of dividends is within the discretion of the Board and will depend on our earnings; capital requirements; financial condition; prospects; applicable Nevada law; and other factors our Board might deem relevant. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Nevada law. Nevada law provides that no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or, except as specifically permitted by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved immediately following the distribution to satisfy the preferential rights of stockholders whose preferential rights are superior to those receiving the distribution.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2025, and the results of operations for the years ended July 31, 2025, and 2024. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

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

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2025 and 2024, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

Plan of Operation

After years of experience in education and hospitality, the Company shifted its focus in January 2024 to social media advertising. On January 10, 2024, HFSH changed its legal name from Shanghai Hartford Health Management, Ltd. to Hartford ZY Culture Media (Shanghai) Co., Ltd., hereon refer to as “HFZY”. On June 18, 2024, the Company successfully completed the acquisition of ShangXing HuoMao Network Technology Ltd. (SXHM). HFZY and SXHM started to deliver media and advertisement services. On May 12, 2025, HFZY established a subsidiary, Nanjing HaoYiPeng Information Technology Ltd (“NJHY”), based in Nanjing, China. NJHY aims to expand and strengthen the Company’s social media advertising business. The pent-up demand from social media influencers’ marketing needs on social media apps lead the Company to seize the opportunity in providing advertisement services. The Company begins to engage in social media advertising business on mainstream social media platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, Baidu and more. As an advertising partner of China’s major social media platforms, it aims to provide customers with vertical integration services from early-stage advertising video creativity, photograph shooting, editing, to advertising operation and management on social media apps. The Company will also gradually launch overseas TikTok advertising campaign, providing social media advertising solutions for domestic Chinese customers to engage in international markets in the United States.

During the year ended July 31, 2025, the Company recognized revenue of $2.0 million from the advertisement placement services. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upside agent related to these transactions on a net basis.

Based on market research and discussions between the Board and third-party suppliers and experts, the Company has further developed a plan of mini-drama business. The Company is strategically positioned to capture considerable market interest and enhance revenue streams from our innovative mini-drama business. Only preliminary activities relating to this objective have been undertaken and, therefore, there is no assurance that the business plan will be successful. In July 2025, the Company completed its first mini-drama transaction, generating $36,000 in revenue.

Results of Operations – Year ended July 31, 2025 Compared to Year ended July 31, 2024.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Years Ended July 31,
	2025	2024	Variance
Revenue	$2,035,211	$1,399,945	45%
Cost of revenue	112,618	55,505	103%
Selling, general and administrative	697,416	247,920	181%
Total operating cost and expenses	810,034	303,425	167%
Operating income	1,225,177	1,096,520	12%
Other income	45,944	6,971	559%
Income before income taxes	1,271,121	1,103,491	15%
Income tax expense	172,011	10,617	1520%
Net income	$1,099,110	$1,092,874	1%

Revenue: During the year ended July 31, 2025, we reported net revenues of $2,035,211, an increase of about 45% compared to the revenue in the corresponding period of 2024. Of this total, over 98.2% was generated from advertising placement services, which grew by about 43% year-over-year, driven by our expansion in the advertising agency business. The remaining 1.8%, or $36,000, was attributable to our first mini-drama transaction, which involved acquiring multiple mini-dramas overseas and selling them to a customer in the United States.

Operating Cost and Expenses: Cost of revenue increased to $112,618 for the year ended July 31, 2025, compared to $55,505 during the corresponding period of 2024, primarily due to certain outsourced services related to advertising placement. During the year ended July 31, 2025, selling, general and administrative expenses increased to $697,416 compared to $247,920 during the comparable period of 2024. This increase was primarily due to investments in scaling our operations, including expanding our infrastructure, and increased marketing spend to support business growth and revenue expansion.

Other Income: Other income, net amounted to $45,944 for the year ended July 31, 2025, compared to $6,971 for the corresponding period of 2024. The increase in 2025 primarily reflected a gain of $21,362 from the disposal of subsidiaries SHDZ and HZHF, and a local government grant of approximately $21,000 received by SXHM in Shaoxing, Zhejiang. Additional contributions came from interest income of $21,457 on related party loan receivables, partially offset by interest expense of $18,354 on loans from related parties. In contrast, other income in 2024 was mainly attributable to a $29,022 recovery from the former primary shareholder related to a Section 16 infraction, as described in Note 5—Related Party Transactions, which was partially offset by $22,100 of related party loan interest expenses.

Income tax expense: The income tax recognized for the fiscal year ended July 31, 2025 and 2024, resulted from the income tax from the operating income in China and offset by the deferred tax effects of temporary differences, see Note 11—Income Taxes to our Consolidated Financial Statements. The deferred tax assets are expected to reduce future income tax liabilities.

Net Income: We recorded a net income of $1,099,110 or 0.04 per share for the year ended July 31, 2025, compared to a net income of $1,092,874 or $0.04 per share for the year ended July 31, 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2025, we had a working capital deficit of $105,739 comprised of current assets of $6,508,395 and current liabilities of $6,614,134. This represents a decrease of $3,460,226 in the working capital deficit from the July 31, 2024 amount of $3,565,965. The improvement was primarily due to the forgiveness of $2.5 million in related party payables and the positive operating results for fiscal year end of 2025. We had an accumulated deficit of $4,811,733 compared to $5,910,843 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

As of July 31, 2025, the Company has issued a total of 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of common stock. On December 11, 2018, 24,022,500 shares of common stock were issued at the price of $0.08 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 250,000 shares of common stock to a significant shareholder of the Company at $0.08 per share.

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

Cash Flows – Year ended July 31, 2025 Compared to Year ended July 31, 2024

Operating Activities

Cash used in operating activities was $13,094 for the year ended July 31, 2025, as compared to $859,016 cash provided by operations for the year ended July 31, 2024.

During the year ended July 31, 2025, we recorded net income of $1,099,110, noncash adjustments for a deferred tax asset of $195,588 and a disposal gain of $21,362, an increase in contract liabilities of $3,514,536, a decrease in accounts receivable of $529,532, and an increase in other current payable of $154,320. These were offset by an increase in advance to contractors of $3,834,924 and a decrease in accounts payable of $1,285,101.

During the year ended July 31, 2024, we recorded net income of $1,092,874, noncash adjustments for a deferred tax asset of $204,901 a $1,315,786 increase of contract liabilities, a $1,327,509 increase of accounts payable, a $336,077 increase of other current payable, a $22,100 increase of related party payables, and offset by a $2,423,493 increase of advance to contract, a $573,790 increase of accounts receivable and $26,275 increase of prepaid and other current receivable.

Investing activities

The cash used in investing activities was $527,755 for the year ended July 31, 2025 primarily as a result of the addition of short term related party loan receivables of $665,927 offset by the repayment of $138,735, bearing 3% interest rate. The related party loan receivable has been fully settled through a four-party settlement agreement (see Note 4 for details).

The cash used in investing activities was $138,360 for the year ended July 31, 2024 as a result of a short term related party loan receivable with 3% interest rate, matured on July 24, 2025.

Financing activities

Cash provided by financing activities was $284,305 for the year ended July 31, 2025, as compared to $415,600 cash used in financing activities for the year ended July 31, 2024. The cash provided by financing activities for the year ended July 31, 2025 were primarily due to advances from related parties of $501,434 and proceeds from related party notes payable of $201,200. These were partially offset by the principal repayment of related party notes payable of $216,000, repayment of related party advancement of $93,927, and payment of offering costs of $108,402.

In addition, during the year ended July 31, 2025, related party payable in amount of $2,516,853 were forgiven and recorded as a contribution to additional paid-in capital. This forgiveness was a non-cash financing activity and, therefore, did not impact cash flows.

The cash flows used in financing activities for the year ended July 31, 2024 were primarily due to the repayment of notes payable $70,000 and repayment of related party advancement of $553,278, and offset by the proceeds of notes payable $207,678. The notes payable was borrowed from related parties with 5% annual interest rate. See Note 5 Related Party Transactions.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2025, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2025, except the commitments disclosed in Note 9, we have no other material contractual commitments.

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

The Company is developing business plan and aim to provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Most of the advertising revenue will be generated by placing ad products on Tik Tok, Toutiao, Kwai, RED, WeChat, Baidu and other third-party affiliated websites and mobile applications. Currently, the Company provides traffic acquisition service to place the advertisements produced by the advertisers. The advertisements are published on the targeted media platforms as determined by the customers. Besides, the Company provides advertisements account charging service to customers upon the request from customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmation from the customers and suppliers.

In July 2025, the Company completed its first mini-drama transaction, generating $36,000 in revenue. The content was sourced from a supplier oversea and sold to a customer in the United States. During the transaction, the Company controls the license rights prior to transfer, assumes responsibility to the customer, and sets pricing independently, thus acting as the principal and recognizing revenue on a gross basis. As the license represents a right-to-use intellectual property (static dramas with no updates), revenue is recognized at a point in time when the licenses are made available to the customer at the start of the license term. The procurement cost is recorded as cost of revenues.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hartford Creative Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartford Creative Group, Inc. and subsidiaries (the “Company”) as of July 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ deficit and cash flows for each of the two years in the period ended July 31, 2025, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition – determination of principal versus agent

As described in Note 1 to the consolidated financial statements, the revenue is recognized on a gross or net basis based on whether the Company acts as a principal by controlling the service provided to the consumer, or whether it acts as an agent by arranging for third parties to provide the service to the consumer. During the year ended July 31, 2025, the Company provides traffic acquisition service to place the advertisements produced by the advertisers. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmations provided by customers and suppliers, respectively. The Company is therefore acting as an agent.

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

Rowland Heights, California

October 15, 2025

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2025	July 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$57,065	$310,763
Accounts receivable	53,867	573,530
Advance to contractors	6,288,411	2,422,392
Related party receivable**	-	-
Current loan receivable -related party **	-	138,577
Prepaid and other current receivables	502	26,483
Deferred offering costs	108,550	-
Total Current Assets	6,508,395	3,471,745
Non-current Assets
Property and equipment, net	910	587
ROU assets-operating lease	3,527	10,771
Deferred tax assets	400,490	204,901
Total Non-current Assets	404,927	216,259
TOTAL ASSETS	$6,913,322	$3,688,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,169	$1,326,907
Related party loan and payables**	1,107,187	3,930,804
Contract liabilities	4,852,812	1,315,189
Current operating Lease liabilities	5,441	3,491
Other current payable	604,525	461,319
Non-interest-bearing payable**	-	-
Total Current Liabilities	6,614,134	7,037,710
Lease liabilities, noncurrent	-	3,768
TOTAL LIABILITIES	6,614,134	7,041,478
Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,027,004 shares outstanding at both of July 31, 2025 and 2024*	25,027	25,027
Additional paid-in capital	4,765,455	2,248,602
Accumulated deficit	(4,811,733)	(5,910,843)
Accumulated other comprehensive income	320,439	283,740
Total Stockholders’ Equity (Deficit)	299,188	(3,353,474)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,913,322	$3,688,004

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

**	Balances reclassified due to related party relationship changes. See Note 4 and Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended July 31,
	2025	2024
Revenue	$1,999,211	$1,337,502
Revenue - Related Party	-	62,443
Revenue - Minidrama	36,000	-
Total Revenue	2,035,211	1,399,945
Operating cost and expenses:
Cost of revenue	109,822	-
Cost of revenue - Related Party	-	55,505
Cost of revenue - Minidrama	2,796	-
Selling, general and administrative expenses	697,416	247,920
Total operating cost and expenses	810,034	303,425
Operating income	1,225,177	1,096,520

Other Income
Interest income (expense), net	3,137	(22,031)
Gain on disposal of subsidiary	21,362	-
Other income, net	21,445	29,002
Total other income, net	45,944	6,971
Income before income taxes	1,271,121	1,103,491

Income Tax Expense	172,011	10,617
Net income	1,099,110	1,092,874

Net income per common share:
Basic and diluted	$0.04	$0.04
Weighted average shares outstanding:
Basic and diluted*	25,027,004	25,027,004

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended July 31,
	2025	2024
Net income	$1,099,110	$1,092,874
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	36,699	43,358
Total Other Comprehensive Income	36,699	43,358
Total Comprehensive income	$1,135,809	$1,136,232

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock*		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital*	(Deficit)	income	(Deficit)
Balance, July 31, 2023	25,027,004	25,027	2,248,602	(7,003,717)	240,382	(4,489,706)
Net income	-	-	-	1,092,874	-	1,092,874
Foreign currency translation adjustment	-	-	-	-	43,358	43,358
Balance, July 31, 2024	25,027,004	25,027	2,248,602	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	1,099,110	-	1,099,110
Related party payable forgiveness	-	-	2,516,853	-	-	2,516,853
Foreign currency translation adjustment	-	-	-	-	36,699	36,699
Balance, July 31, 2025	25,027,004	25,027	4,765,455	(4,811,733)	320,439	299,188

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,099,110	$1,092,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	136
Disposal gain of subsidiaries	(21,362)	-
Deferred tax assets	(195,588)	(204,901)
Changes in operating assets and liabilities:
Accounts receivable	529,532	(573,790)
Prepaid and other current receivables	4,527	(26,275)
Advance to contractors	(3,834,924)	(2,423,493)
Related party receivables and payables	18,353	22,100
Contract liabilities	3,514,536	1,315,786
Accounts payable	(1,285,101)	1,327,509
Other current payable	154,320	336,077
Operating lease assets and liabilities	3,503	(7,007)
Net cash (used in) provided by operating activities	(13,094)	859,016

Cash flows from investing activities:
Disposal of subsidiaries	(244)	-
Purchases of property and equipment	(319)	-
Cash proceeds from acquisitions	-	211
Related party loan receivable*	(665,927)	(138,571)
Repayment of related party loan receivable*	138,735	-
Net cash used in investing activities	(527,755)	(138,360)

Cash flows from financing activities:
Proceeds of related party notes payable	201,200	207,678
Repayment of related party notes payable	(216,000)	(70,000)
Advances from related parties	501,434	-
Repayment of related party advances*	(93,927)	(553,278)
Payment of offering costs	(108,402)	-
Net cash provided by (used in) financing activities	284,305	(415,600)

Effect of exchange rate changes on cash	2,846	(86)

Net change in Cash and cash equivalents	(253,698)	304,970
Cash and cash equivalents at beginning of period	310,763	5,793
Cash and cash equivalents at end of period	$57,065	$310,763

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$324,235	$2,806
Supplemental Disclosure For Noncash Investing And Financing Activities:
Related party payable forgiveness	2,516,853	-
Related party loan receivable settled with Related party payable	687,454	-

*	Balances reclassified due to related party relationship changes. See Note 4 and Note 5.

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

Comprehensive Income: For the years ended July 31, 2025 and 2024, the Company included its foreign currency translation gain or loss as part of its comprehensive income.

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

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2025 and 2024, $Nil amount and USD205,185, respectively, of the Company’s cash and cash equivalents held by financial institutions were uninsured.

Deferred offering costs: Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock during the uplisting process, including the legal, accounting, printing and other offering related costs. Upon completion of the uplisting, these deferred offering costs are to be reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. As of July 31, 2025 and 2024, deferred offering costs amounted to $108,550 and $0, respectively.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. Under PRC tax law, the standard corporate income tax rate is 25%, and Small and Low-Profit Enterprises(SLPEs) income tax rate is 20%. However, from January 1, 2023, through December 31, 2027, SLPEs are eligible for a reduced effective tax rate of 5% on the portion of annual taxable income up to RMB 3 million (inclusive). In 2025, only NJHY qualified for and received this preferential tax treatment.

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

The Company is developing business plan and aim to provide customers with vertical integration services from early-stage advertising video creativity, shooting, editing, to advertising operation and management on social media apps. Most of the advertising revenue will be generated by placing advertisements of products on Tik Tok, Toutiao, Kwai, RED, WeChat, Baidu and other third-party affiliated websites and mobile applications. Currently, the Company provides traffic acquisition service to place advertisements produced by advertisers and provides advertisements account charging service to customers. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmations by customers and suppliers, respectively.

During the years ended July 31, 2025 and 2024, the Company had advertising service contracts with approximately 43 and 30 customers, receiving advance payments of RMB 279.9 million (USD 38.8 million) and RMB 98.4 million (USD 13.6 million), respectively. The Company also had approximately 53 and 20 supplier contracts for advertising placement, with payments of RMB 262.6 million (USD 36.4 million) and RMB 90.8 million (USD 12.6 million), respectively. Net revenue recognized from advertising placement services was USD 2.0 million in 2025 and USD 1.3 million in 2024. The Company provides traffic acquisition service to place advertisements for its customers. The advertisements are published on the targeted media platforms as determined by the customers. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media suppliers related to these transactions as placement revenue on a net basis.

Additionally, during the year ended July 31, 2025, the Company also generated $36,000 revenue from our first mini-drama transaction, which involved acquiring multiple mini-dramas overseas and selling them to a customer in the United States. During the year ended July 31, 2024, the Company generated $62,443 revenue from designing, making, and placing video advertising for our related party customers, primarily Shanghai DuBian Assets Management Ltd. ( “SH Dubian”), which is managed by one of our major shareholders’ relatives.

Generally, the Company pays suppliers upfront for media resources and collects prepayments from customers. Under certain status, credit terms of up to 90 days may be granted. As of July 31, 2025 and 2024, the Company had $53,867 and $573,530 outstanding receivables due from two customers. The Company generally does not require collateral and does not have an allowance for doubtful accounts.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s net income, net cash flows, or stockholders’ equity.

Recent Accounting Pronouncements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this guidance in the annual reporting for the fiscal year ending July 31, 2025. See Note 10. Segment information.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of July 31, 2025, The Company had a working capital deficit of $105,739 and an accumulated deficit of $4,811,733. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

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

NOTE 4. CURRENT LOAN RECEIVABLE-RELATED PARTY

During July and August 2024, the Company loaned $814,847 (RMB5,800,000) to Shanghai Konglu ZeYi Brands Management Ltd. (“KLZY”) at a 3% interest rate, maturing within 12 months. On December 31, 2024, $146,956 (RMB 1,000,000) was early terminated and repaid. Effective on December 2, 2024, KLZY became a related party of the Company following its acquisition by Shanghai Qiaohong Assets Ltd. (“SH Qiaohong”). For comparative purposes, the related balance as of July 31, 2024, has also been reclassified accordingly.

On July 31, 2025, the Company, KLZY, SH Qiaohong and Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), entered into a four-party agreement under which the outstanding loan receivable from KLZY, consisting of principal of $668,812 and accrued interest of $21,620, was fully offset against related party payables owed to SH Qiaohong (KLZY’s parent company) and SH Oversea (KLZY’s sister company).

As of July 31, 2025 and 2024, the outstanding loan receivable balances were nil and $138,577, respectively. Interest income for the years ended July 31, 2025 and 2024 was $21,457 and $163, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

Related Party Payables Settlement and Forgiveness

The Company’s related party relationship with SH Qiaohong and SH Oversea, previously based on shared management with HFSH, ceased on August 15, 2024. However, on November 26, 2024, Ms. Erin SongWang acquired a 39% ownership interest in the Company. As Ms. SongWang holds a 90% beneficial ownership in SH Qiaohong, and SH Oversea is a 95%-owned subsidiary of SH Qiaohong, both entities again became related parties of the Company.

As of July 31, 2025 and 2024, amounts payable to SH Qiaohong were nil and $460,189, respectively. These balances primarily represented funding support for operations, were non-interest bearing, and due on demand. As discussed in Note 4, on July 31, 2025, $393,306 of the balance due to SH Qiaohong was offset against the loan receivable from its subsidiary, KLZY.

As of July 31, 2025 and 2024, net payable to SH Oversea were nil and $2,821,972, respectively. These balances also represented funding support for operations, were non-interest bearing, and due on demand. As discussed in Note 4, on July 31, 2025, $321,126 of the balance due to SH Oversea was offset against the loan receivable from its sister company, KLZY. The remaining balance of $2,516,853 was forgiven by SH Oversea and recorded as an increase to additional paid-in capital within shareholders’ deficit, as the debt forgiveness was, in substance, a capital contribution.

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $13,427 and $19,470 of interest expenses were recorded during the year ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and 2024, the unpaid principal and interest amount of $225,398 and $402,971, respectively, will be due on demand.

Since February 2024, the Company borrowed a total of $376,900 in short-term loans at an annual interest rate of 5% from a relative of one of its current major shareholders (the former primary shareholder). On April 22, 2024, $29,022 of the principal was used to offset profits that the former shareholder allegedly earned in violation of Section 16(b) of the Securities Exchange Act. As of July 31, 2024, the outstanding balance of principal and interest on these loans was $174,309, payable on demand. Interest expense of $4,927 and $2,631 were recorded for the year ended July 31, 2025 and 2024, respectively. On December 10, 2024, the outstanding loan balance of $355,436 (principal and interest) was converted to a non-interest-bearing advance from the former shareholder. This advance, combined with other related party payables, resulted in a total of $881,789 and $71,363 in outstanding operating advances from the former primary shareholder as of July 31, 2025, and 2024, respectively. These advances are non-interest-bearing and due on demand.

Other Related Party Transactions

During the year ended July 31, 2024, the Company generated $62,443 in revenue from designing, making, and placing video advertising for its related parties, primarily SH Dubian, which is managed by the Company’s major stockholder’s relatives. For the year ended July 31, 2024, the Company incurred $55,505, respectively, in costs related to revenue generation, primarily stemming from services provided by another related party, HF Int’l Education, a subsidiary of SH Oversea. No related party transactions of this nature occurred during the year ended July 31, 2025.

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

NOTE 6. ADVANCE TO CONTRACTORS AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of July 31, 2025 and 2024, the Company’s balance sheets reflect $6,288,411 and $2,422,392, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $4,852,812 and $1,315,189, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 7. OTHER CURRENT LIABILITIES

Other current payable consist as follows:

	July 31, 2025	July 31, 2024
Taxes payable	$297,604	$275,193
Accrued payroll	26,544	16,930
Payable to former owners	280,377	125,729
Other payables	-	43,467
Other Current Liabilities	$604,525	$461,319

NOTE 8. CONCENTRATION RISK

For the year ended July 31, 2025 and 2024, three customers accounted for 62% and 56%, respectively, of the Company’s total gross billing. As of July 31, 2025 and 2024, the Company had $53,867 and $573,530, respectively, in outstanding receivables due from two customers. As of July 31, 2025 and July 31, 2024, prepayments received from two customers, recorded as contract liabilities, accounted for 69% and 73%, respectively, of total contract liabilities.

For the year ended July 31, 2025 and 2024, two contractors accounted for 36% and 53%, respectively, of the Company’s total services acquisition. As of July 31, 2025, the Company had $44,169 outstanding payables to one contractor. As of July 31, 2024, the Company had $1,326,907 outstanding payables to two contractors. As of July 31, 2025 and 2024, advances to three and two contractors accounted for 64% and 70%, respectively, of the Company’s total advance payments.

NOTE 9. COMMITMENTS AND CONTINGENCIES

There have been no material contractual obligations and commitments as of July 31, 2025.

NOTE 10. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The CODM manages the business, allocates resources, and evaluates performance on a consolidated basis; accordingly, the Company operates as a single operating and reportable segment.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires enhanced disclosures about reportable segments, including significant segment expenses regularly reviewed by the CODM and included in each reported measure of segment profit or loss. The Company adopted ASU 2023-07 for the fiscal year ending July 31, 2025. Adoption did not affect the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded segment disclosures.

Reportable Segment and Measure of Profit or Loss

The CODM evaluates segment performance and allocates resources based on consolidated operating results, which represent the measure of profit or loss used by the CODM. This measure is consistent with income from operations as presented in the Company’s consolidated statements of income. The CODM also monitors consolidated total assets when assessing performance and making resource allocation decisions.

Significant Segment Expenses

In reviewing operating performance, the CODM considers consolidated revenues, gross margin, and operating expenses, including selling, general and administrative expenses. No additional categories of expense are regularly provided to or reviewed by the CODM.

NOTE 11. INCOME TAXES

The Company’s consolidated financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods. The Company files consolidated federal, state, and foreign income tax filings. The Company recognizes current and deferred income taxes as a consolidated “C” corporation for periods ending.

The Company’s income before income taxes are subject to taxes in the following jurisdictions for the following periods:

	July 31, 2025	July 31, 2024

Pre-tax (loss) from U.S. operations	$(386,691.87)	$(130,909)
Pre-tax income from foreign operations	1,657,813.00	1,234,400
Total Pre-tax income	$1,271,121	$1,103,491

The provision for income taxes consisted of the following:

	July 31, 2025	July 31, 2024
Current:
Federal	$-	$-
State and local	800	800
Foreign	366,800	214,718
Total current	367,600	215,518
Deferred:
Federal	(163,223)	(174,639)
State and local	(32,366)	(30,262)
Foreign	-	-
Total deferred	(195,589)	(204,901)
Total income tax expense	$172,011	$10,617

Income taxes at the statutory rate are reconciled to reported income tax expense as follows:

	2025	2024
Federal income tax rate	21.00%	21.00%
State income tax rate	8.80%	8.80%
Foreign tax effect	22.13%	19.46%
GILTI	(21.16)%	(16.39)%
Usage of DTA	(13.33)%	(29.73)%
Other	(3.91)%	(2.18)%
Valuation allowance	0.00%	0.00%
Effective Income tax expense (benefit) rate	13.53%	0.96%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of July 31, 2025, are as follows:

July 31, 2025
GILTI	350,846
PY state taxes	168
State tax effect	(13,152)
NOL	62,628
Total	400,490
Valuation allowance	-
Total Deferred Tax Assets	400,490

NOTE 12. SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2025 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the significant deficiency in internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. Based on this assessment, management believes that we have taken concrete steps to remediate the material weakness identified in prior year. Specifically, the Company has hired an additional accounting manager with extensive accounting experience, bringing the total to two accounting managers, to strengthen its accounting team, improve internal control processes, and ensure the timely collection and retention of necessary supporting documentation.

However, despite these improvements, management concluded that our internal control over financial reporting was not effective as of July 31, 2025. The assessment identified the following significant deficiency:

●	For certain rebate arrangements with upstream and downstream business parties, the company relies on verbal agreements and case-by-case practices, with terms typically confirmed at the end of each month. While this approach provides flexibility and is partly mitigated by monthly confirmations, it still results in limited formalized documentation to ensure consistency and accuracy. This may lead to inconsistencies, errors, or disputes in recognizing and recording such arrangements.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal year ended July 31, 2025, we implemented the remediation measures described above, and management believes these actions have remediated the material weakness identified in the prior year. However, as part of our current assessment, management identified a new significant deficiency related to documentation of rebate arrangements. We are evaluating and implementing additional measures to address this deficiency and further strengthen our internal control environment.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors as of October 13, 2025:

Name and Municipality of Residence	Age	Positions With the Company	Board / Management Position Held Since
Sheng-Yih Chang, Los Angeles, CA	54	President, Chief Executive Officer and Director	2018
Lili Dai, Los Angeles, CA	49	Chief Financial Officer	2025
Yuan Lu, Shanghai, China	39	Independent Director	2019
Xin Dong, Los Angeles, CA	41	Independent Director	2018
Guo Jurong, Shanghai, China	62	Independent Director	2024
Shen Yiqian, Shanghai, China	68	Independent Director	2024

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

Shen Yiqian, Ms. Shen is a financial executive with over four decades of experience, holds a degree in accounting from Shanghai University of Finance and Economics. Throughout her career, Ms. Shen has held key financial leadership positions at leading companies in various industries. Her expertise includes serving as a Financial Director at Shanghai Jingyuan Real Estate Development Co., Ltd., Beijing Aodewei (Shanghai) Consulting Co., Ltd., and Shanghai Sirui Construction Technology Co., Ltd. Prior to these roles, she held positions in accounting and finance at Shanghai No. 19 Cotton Textile Factory and Watanabe Group (Shanghai) International Business Co., Ltd. Ms. Shen’s early career in logistics management at the Shanghai Haifeng Farm Brigade provided her with a solid foundation in operations and management.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified or until removed from office in accordance with our amended and restated bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board and/or any committee of our Board. Officers are appointed annually by our Board and each Executive Officer serves at the discretion of our Board. We do not have any standing committees. Our Board may in the future determine to pay the Directors’ fees and reimburse the Directors for expenses related to their activities.

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

Board Leadership Structure and Risk Oversight

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic, and reputational risk. While the Company has not yet experienced a significant impact related to the situation in Ukraine caused by the Russian invasion, the Board will closely monitor the risks in relation to such developments, including but not limited to risks related to cybersecurity, sanctions, supply chains, suppliers, and service providers. Similarly, our Board is monitoring US-China relations to monitor risks such as political disruption, supply chain, and foreign exchange.

Board

Our business and affairs are managed under the direction of our Board. Our Board consists of five directors, four of whom qualify as “independent” under the listing standards of Nasdaq.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve until their successors have been elected and qualified.

Committees of the Board

Effective as of the closing of the Offering, our Board will establish an audit committee and a compensation committee. Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board. The composition and responsibilities of each of the committees of our Board are described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Effective as of the effective date of this registration statement, of which this prospectus forms a part, we will establish an audit committee consisting of Yiqian Shen, Jurong Guo, and Yuan Lu. Yiqian Shen will be the chairman of the audit committee. In addition, our Board has determined that Yiqian Shen is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

(a)	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual disclosure report;
(b)	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
(c)	discussing with management major risk assessment and risk management policies;
(d)	monitoring the independence of the independent auditor;
(e)	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
(f)	reviewing and approving all related-party transactions;
(g)	inquiring and discussing with management our compliance with applicable laws and regulations;
(h)	preapproving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
(i)	appointing or replacing the independent auditor;
(j)	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
(k)	establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
(l)	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee will be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

In addition, the Company intends to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

Effective as of the effective date of this registration statement, of which this prospectus forms a part, we will establish a compensation committee of the Board to consist of Yiqian Shen, Jurong Guo, and Yuan Lu, each of whom is an independent director. Each member of our compensation committee is also a nonemployee director, as defined under Rule 16b-3 promulgated under the Exchange Act. Jurong Guo will be the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

(a)	reviewing, approving, and determining, or making recommendations to our Board regarding, the compensation of our executive officers;
(b)	administering our equity compensation plans;
(c)	reviewing and approving, or making recommendations to our Board, regarding incentive compensation and equity compensation plans; and
(d)	establishing and reviewing general policies relating to compensation and benefits of our employees.

ITEM 11. EXECUTIVE COMPENSATION

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, we are not required to provide a Compensation Discussion and Analysis, and certain other tabular and narrative disclosures relating to executive compensation.

This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) for the fiscal year ending July 31, 2025 (“Fiscal Year 2025”).

For Fiscal Year 2025, the Company’s NEOs were:

●	Sheng-Yih Chang, Chief Executive Officer (“CEO”, appointed April 1, 2024); Former Chief Financial Officer and

●	Lili Dai, Chief Financial Officer (“CFO”, appointed April 2025); formerly Interim Chief Financial Officer since March 2024.

The Company did not have any other NEOs for Fiscal Year 2025 and no other individual’s position at the Company (or its subsidiaries) would make the individual an executive officer of the Company at any point during Fiscal Year 2025.

The following discussion may contain forward-looking statements that are based on current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that the Company adopts could vary significantly from historical practices and currently planned programs summarized in this discussion.

Compensation Program

During Fiscal Year 2025, the CEO began receiving monthly compensation of $9,000 and the CFO receives monthly compensation of $13,300, no other officer or director has received annual compensation since the beginning of the fiscal year.

We intend to begin to pay an annual stipend to our nonemployee directors when, and if, we complete a primary public offering for the sale of securities and/or we reach profitability, experience positive cash flow, and/or obtain additional funding.

At such time, we anticipate offering cash and noncash compensation to executive officers and nonemployee directors. The objective of the compensation program of the Company is to provide a total-compensation package to each NEO that will enable the Company to attract, motivate, and retain outstanding individuals; align the interests of our executive team with those of our stockholders; encourage individual and collective contributions to the successful execution of our short- and long-term business strategies; and reward NEOs for performance.

Summary Compensation

Employee Benefits

We do not have any health and welfare or retirement benefits in place, although we may adopt such benefits in the future. The executive officers, including the NEOs, will be eligible to receive the same employee benefits that are generally available to all full-time employees, subject to the satisfaction of certain eligibility requirements. In structuring these benefit plans, the Company will seek to provide an aggregate level of benefits that are comparable to those provided by similar companies.

Agreement with our NEOs

Mr. Chang is party to an amended and restated employment agreement with the Company, dated December 31, 2024 (the “Chang Employment Agreement”).

The initial term of the Chang Employment Agreement runs through July 31, 2025, and will automatically renew each year for an additional 12 months, absent the parties terminating the agreement. Pursuant to the CEO Employment Agreement, Mr. Chang is entitled to receive an annualized base salary of $108,000, paid monthly.

The Chang Employment Agreement provides that Mr. Chang must provide 60 days’ written notice prior to a resignation, with or without good reason. Upon receiving such notice, the Company must continue to pay Mr. Chang’s salary through his resignation date. In the event of Mr. Chang’s termination without Cause (as defined under the Chang Employment Agreement), Mr. Chang is entitled to a one-year continuation of his then-current base salary and 12-months of COBRA continuation premiums at the same level as other active employees. Mr. Chang is subject to a non-disclosure of confidential information covenant under the Chang Employment Agreement.

On April 3, 2025, the Company entered into an employment agreement with the CFO, Ms. Dai, establishing an at-will employment relationship with a monthly compensation of $13,300. The agreement may be terminated by either party at any time with 60 days’ prior notice. Under the terms of the agreement, Ms. Dai is also bound by a confidentiality covenant regarding the non-disclosure of confidential information.

Outstanding Equity Awards at 2025 Fiscal Year-End

The Company has not granted any incentive equity to its NEOs, and thus neither NEO had any outstanding equity awards in the Company as of July 31, 2025.

Potential Payments Upon Termination or Change in Control

Neither NEO was eligible for additional payments upon termination or resignation of employment, or a change in control, as of the last day of Fiscal Year 2025.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Omnibus Incentive Plan

The Company intends to adopt an omnibus incentive plan, which shall become effective as of the later date the Company’s common stock first commences trading on the Nasdaq or the date the plan receives stockholder approval. The Company would like to adopt such a plan in order to (a) encourage the profitability and growth of the Company by offering short-term and long-term incentives under such plan that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, nonemployee directors and consultants. To accomplish these purposes, the Company intends for the plan to provide for the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, dividend-equivalent rights, and other share-based, share-related or cash-based awards (including performance-based awards). As of the date of this prospectus, such plan has not yet become effective.

Director Compensation Table

None of the Company’s nonemployee directors received any compensation related to their Board service in Fiscal Year 2025 or had any outstanding equity awards as of July 31, 2025. As mentioned under “Compensation Program” above, we intend to begin to pay an annual stipend to our nonemployee directors when, and if, we complete a primary public offering for the sale of securities and/or we reach profitability, experience positive cash flow, and/or obtain additional funding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 13, 2025, there are a total of 25,027,004 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner(1)	Title	Shares of Common Stock Beneficially Owned	Percent of Class Before Offering
Officers and Directors
Sheng-Yih Chang	Chief Executive Officer and Director	11,446,700	45.7%
Lili Dai	Chief Financial Officer	125,000	*
Yuan Lu(2)	Independent Director Nominee	-	-
Xin Dong	Independent Director Nominee	-	-
Jurong Guo(2)	Independent Director Nominee	-	-
Yiqian Shen(2)	Independent Director Nominee	-	-
Officers and Directors as a Group		11,571,700	46.2%
5% Stockholders
Erin Songwang(3)		9,798,720	39.2%

*	Less than 1%
(1)	Unless otherwise indicated the business address for each of the individuals is 8832 Glendon Way, Rosemead, CA 91770.
(2)	The address is RM 3806 218 Wusong Rd., Hongkou District, Shanghai, China.
(3)	Based upon information provided in the Schedule 13D, dated December 4, 2024, filed by Erin Songwang, which contains the following address for the stockholder: 729 Carriage House Drive, Arcadia, CA 91006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Note 4, Current Loan Receivable-Related Party and Note 5, Related Party Transactions, there were no transactions, nor any series of similar transactions, during the last two fiscal years to which we were or are to be a party, in which:

●	the amounts involved exceed or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had, or will have, a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP in the last two years ended July 31, 2025:

	2025	2024
Audit Fees	$60,000	$27,500
Audit Related Fees	12,000	6,000
All other fees	5,000	10,000
Total Fees	$77,000	$43,500

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

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lili Dai.

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

HARTFORD CREATIVE GROUP, INC.

Date:	October 15, 2025	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sheng-Yih Chang	Chief Executive Officer, President, Dir.	October 15, 2025
Sheng-Yih Chang	(Principal Executive Officer)

/s/ Lili Dai	Chief Financial Officer	October 15, 2025
Lili Dai	(Principal Accounting Officer)

/s/ Yuan Lu	Director	October 15, 2025
Yuan Lu

/s/ Xin Dong	Director	October 15, 2025
Xin Dong

/s/ Jurong Guo	Director	October 15, 2025
Jurong Guo

/s/ Yiqian Shen	Director	October 15, 2025
Yiqian Shen

