Form 10-Q
period 2025-10-31
Hartford Creative Group, Inc.
filed 2025-12-15
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 001-42843

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of December 12, 2025.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2025	July 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$63,406	$57,065
Accounts receivable	123,641	53,867
Advance to contractors	2,604,169	6,288,411
Prepaid and other current receivables	3,228	502
Deferred offering costs	177,122	108,550
Total Current Assets	2,971,566	6,508,395
Non-current Assets
Property and equipment, net	890	910
ROU assets-operating lease	1,778	3,527
Deferred tax assets	400,490	400,490
Total Non-current Assets	403,158	404,927
TOTAL ASSETS	$3,374,724	$6,913,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,291	$44,169
Related party loan and payables	1,382,779	1,107,187
Contract liabilities	1,159,872	4,852,812
Current operating Lease liabilities	5,524	5,441
Other current payable	417,835	604,525
Total Current Liabilities	3,025,301	6,614,134
TOTAL LIABILITIES	3,025,301	6,614,134

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,027,004 shares outstanding at both of October 31, 2025 and July 31, 2025	25,027	25,027
Additional paid-in capital	4,765,455	4,765,455
Accumulated deficit	(4,761,059)	(4,811,733)
Accumulated other comprehensive income	320,000	320,439
Total Stockholders’ Equity	349,423	299,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,374,724	$6,913,322

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended October 31,
	2025	2024
Revenue	$330,267	$467,462
Operating cost and expenses:
Cost of revenue	-	109,822
Selling, general and administrative expenses	216,375	165,568
Total operating cost and expenses	216,375	275,390
Operating income	113,892	192,072

Other Expense
Interest expense, net	(2,398)	(1,402)
Other expense, net	(4,249)	(440)
Total other expense, net	(6,647)	(1,842)
Income before income taxes	107,245	190,230

Income Tax Expense	56,571	62,961
Net income	50,674	127,269

Net income per common share:
Basic and diluted	$0.00	$0.01
Weighted average shares outstanding:
Basic and diluted	25,027,004	25,027,004

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

4

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	October 31,
	2025	2024
Net income	$50,674	$127,269
Other Comprehensive (loss) income, net of income tax
Foreign currency translation adjustments	(439)	(43,641)
Total Other Comprehensive loss	(439)	(43,641)
Total Comprehensive income	$50,235	$83,628

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2025	25,027,004	25,027	4,765,455	(4,811,733)	320,439	299,188
Net income	-	-	-	50,674	-	50,674
Foreign currency translation adjustment	-	-	-	-	(439)	(439)
Balance, October 31, 2025 (unaudited)	25,027,004	25,027	4,765,455	(4,761,059)	320,000	349,423

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares*	Amount*	Capital*	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2024	25,027,004	25,027	2,248,602	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	127,269	-	127,269
Foreign currency translation adjustment	-	-	-	-	(43,641)	(43,641)
Balance, October 31, 2024 (unaudited)	25,027,004	25,027	2,248,602	(5,783,574)	240,099	(3,269,846)

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months ended
	October 31,
	2025	2024
Cash flows from operating activities:
Net income	$50,674	$127,269
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable, net	(69,251)	583,009
Prepaid and Other current receivables	(2,686)	582
Advance to contractor	3,725,493	1,631,243
Related party receivables and payables	2,402	7,289
Contract liabilities	(3,793,584)	(831,501)
Accounts payable	86,308	(1,179,176)
Other current payable	(196,929)	9,412
Operating lease assets and liabilities	1,773	(78)
Net cash (used in) provided by operating activities	(195,800)	348,049

Cash flows from investing activities:
Related party loan receivable*	-	(675,826)
Net cash used in investing activities	-	(675,826)

Cash flows from financing activities:
Proceeds of related party notes payable	-	126,700
Repayment of related party notes payable	(5,000)	(35,000)
Advances from related parties	219,396	-
Repayment of related party advances*	-	(26,751)
Payment of offering expenses	(12,284)
Net cash provided by financing activities	202,112	64,949
Effect of exchange rate changes on cash	29	4,960
Net change in Cash, cash equivalents and restricted cash	6,341	(257,868)
Cash and cash equivalents at beginning of period	57,065	310,763
Cash and cash equivalents at end of period	$63,406	$52,895

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$294,859	$237,982

Supplemental Disclosure For Noncash Investing And Financing Activities:
Related party paid offering expenses on behalf of the Company	50,000	-
Unpaid offering expenses recorded as other current payables	6,000	-

*	Balances reclassified due to related party relationship changes. See Note 3.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are the responsibility of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements. This disclosure should be read in conjunction with our audited financial statements for the year ended July 31, 2025, including footnotes, contained in our Annual Report on Form 10-K.

Organization

Hartford Creative Group, Inc. (Formerly Hartford Great Health Corp.) (the “Company”), was incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. The Company changed its name to Hartford Great Health Corp. on August 22, 2018 and subsequently changed its name to Hartford Creative Group, Inc. on May 11, 2024.

Historically, through its wholly owned subsidiary - Hangzhou Hartford Comprehensive Health Management, Ltd. (“HZHF) and HZHF’s 60 percent owned subsidiary - Hangzhou Longjing Qiao Fu Vacation Hotel Co., Ltd. (“HZLJ”), and through Shanghai Hartford Health Management, Ltd. (“HFSH”) and its 90 percent owned subsidiary - Shanghai Qiao Garden International Travel Agency (“Qiao Garden Int’l Travel”), the Company conducted hospitality-related operations in China. Qiao Garden Int’l Travel was disposed of on December 31, 2020.

The Company previously conducted early childhood education operations through Hartford International Education Technology Co., Ltd. (“HF Int’l Education”) and its subsidiaries. Due to changes in government regulations affecting the education industry and pandemic-related restrictions in China, the Company exited these operations to reduce continuing losses. On August 1, 2022, HFSH entered into a contract with a related party, Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), to sell 90 percent ownership of HF Int’l Education and its subsidiaries for $900 (RMB 5,850). On the same date, the Company entered into a contract with SH Oversea and another individual to sell 100 percent ownership of HZHF and its subsidiaries for $1,000 (RMB 6,500).

Beginning in January 2024, the Company embarked on the development of a new business within the media and marketing sector. As part of its rebranding strategy, on January 1, 2024, HFSH changed its legal name to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”). HFZY primarily provides social media advertising services on platforms such as Tik Tok, Toutiao, Kwai, RED, WeChat, Baidu and more. The Company aims to provide customers with integrated services from advertising, creative development and production to placement operations and campaign management on social media platform. Further expanding its business operations, HFUS reacquired full ownership of HZHF at no cost on April 1, 2024, and subsequently rebranded it as Hangzhou Hartford WP Culture Media Ltd. (“HZWP”). On April 11, 2024, HFUS continued its growth trajectory by establishing a new subsidiary named Shanghai DZ Culture Media Ltd. (“SHDZ”). However, due to prolonged inactivity, the Company entered agreements on December 9, 2024, and January 1, 2025, to transfer 70% ownership of HZWP and SHDZ to SH Oversea, with the remaining 30% transferred to an individual. These transfers were executed at no cost and realized a $21,362 gain from the disposal of these two subsidiaries. On June 18, 2024, HFUS completed the acquisition of ShaoXing HuoMao Network Technology Ltd. (SXHM). The acquisition was executed at no cost, and there were no significant assets or liabilities exchanged during the transfer. On May 12, 2025, HFZY established a subsidiary, Nanjing HaoYiPeng Information Technology Ltd (“NJHY”), based in Nanjing, China. NJHY aims to expand and strengthen the Company’s social media advertising business.

Reverse Stock Split

On March 28, 2025, the Board of Directors approved by unanimous written consent a reverse stock split of the Company’s authorized shares and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-4. On March 31, 2025, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to effect the 1-for-4 Reverse Stock Split, which became effective as of March 31, 2025. As a result of the Reverse Split, every four shares of the Company’s pre-Reverse Split Common Stock has been combined into one share of the Company’s post-Reverse Split Common Stock, without any change in par value per share. Prior to the reverse stock rplit, the Company was authorized to issue (i) 300,000,000 shares of Common Stock and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As a result of the Reverse Split, the Company is authorized to issue 75,000,000 shares of Common Stock. The par value per share of the Common Stock will remain unchanged at $0.001 per share. The total number of shares of Preferred Stock authorized for issuance will not be impacted by the Reverse Stock Split.

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

Revenue Recognition

The Company follows the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the performance obligation is satisfied. Customer billings or collections in advance of payment performance are recorded as contract liabilities (deferred revenue). Payment terms are generally short-term and the Company has determined its contracts do not include significant financing components.

The Company provides traffic acquisition service to place advertisements produced by advertisers and provides advertisements account charging service to customers. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the distribution of advertisements and charging of advertisement accounts are completed upon the completion confirmations by customers and suppliers, respectively. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. Accordingly, the Company acts as an agent in these transactions and reports placement revenue on a net basis.

Additionally, beginning in June 2025, the Company commenced its mini-drama transaction, which involves acquiring non-exclusive license of mini-dramas, performing in-house editing, and licensing the completed content to customers. These activities are considered one single performance obligation. The Company controls the license rights prior to transfer, is responsible for fulfilling the arrangement, and independently establishes pricing. Accordingly, the Company is the principal in these transactions and recognizes revenue on a gross basis. Because the licenses convey a right-to-use intellectual property (i.e., static content without ongoing updates), revenue is recognized at a point in time—specifically, when the license rights are made available to the customer.

Generally, the Company pays media suppliers upfront for media resources and collects prepayments from customers. Under certain circumstances, credit terms of up to 90 days may be granted. As of October 31, 2025 and July 31, 2025, the Company had $123,641 and $53,867, respectively, of accounts receivable due from two customers. The Company generally does not require collateral and did not record an allowance for doubtful accounts as of those dates.

Segment Reporting

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of October 31, 2025, The Company had a working capital deficit of $53,735 and an accumulated deficit of $4,761,059. These conditions raise substantial doubt about the ability of Hartford Creative Group, Inc. to continue as a going concern.

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

NOTE 3. RELATED PARTY TRANSACTIONS

Related Party Payables

Shanghai Oversea Chinese Culture Media Ltd., and its subsidiary, Shanghai Konglu ZeYi Brands Management Ltd. (collectively, “SH Oversea”), are substantially owned by one of the Company’s major shareholders. The Company’s related party relationship with Shanghai Qiaohong Assets Ltd. (“SH Qiaohong”) and SH Oversea, previously based on shared management with HFSH, ceased on August 15, 2024. However, on November 26, 2024, Ms. Erin SongWang acquired a 39% ownership interest in the Company. As Ms. SongWang holds a 90% beneficial ownership in SH Qiaohong, and SH Oversea is a 95%-owned subsidiary of SH Qiaohong, both entities again became related parties of the Company. As of October 31, 2025 and July 31, 2025, amounts payable to SH Oversea were $193,983 and nil, respectively. These balances primarily represented funding support for operations, were non-interest bearing, and were payable on demand.

During the year ended July 31, 2025, SH Oversea forgave $2,516,853 of outstanding balances. This forgiveness was accounted for as a capital contribution and recorded as an increase to additional paid-in capital within shareholders’ deficit.

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $2,402 and $4,206 of interest expenses were recorded during the three months ended October 31, 2025 and 2024, respectively. As of October 31, 2025 and July 31, 2025, the unpaid principal and interest amount of $222,799 and $225,398, respectively, will be due on demand.

Since February 2024, the Company borrowed a total of $376,900 in short-term loans at an annual interest rate of 5% from a relative of one of its current major shareholders (the former primary shareholder). On April 22, 2024, $29,022 of the principal was used to offset profits that the former shareholder allegedly earned in violation of Section 16(b) of the Securities Exchange Act. During the three months ended October 31, 2025 and 2024, the Company recorded interest expense of nil and $3,084, respectively. On December 10, 2024, the outstanding loan balance of $355,436 (principal and interest) was converted to a non-interest-bearing advance from the former shareholder. This advance, combined with other related party payables, resulted in a total of $965,997 and $881,789 in outstanding operating advances from the former primary shareholder as of October 31, 2025 and July 31, 2025, respectively. These advances are non-interest-bearing and due on demand.

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

NOTE 4. ADVANCE TO CONTRACTORS AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of October 31, 2025 and July 31, 2025, the Company’s balance sheets reflect $2,604,169 and $6,288,411, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $1,159,872 and $4,852,812, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 5. OTHER CURRENT LIABILITIES

Other current payable consist of as the following:

	October 31, 2025	July 31, 2025
Taxes payable	$63,419	$297,604
Payable to service providers	43,386	-
Accrued payroll	63,639	26,544
Payable to former owners	247,391	280,377
Other Current Liabilities	$417,835	$604,525

NOTE 6. CONCENTRATION RISK

For the three months ended October 31, 2025 and 2024, two and four customers accounted for 54% and 75%, respectively, of the Company’s total gross billing. As of October 31, 2025 and July 31, 2025, the Company had $123,641 and $53,867, respectively, in outstanding receivables due from two customers. As of October 31, 2025 and July 31, 2025, prepayments received from one and two customers, recorded as contract liabilities, accounted for 45% and 69%, respectively, of total contract liabilities.

For the three months ended October 31, 2025 and 2024, three and two contractors accounted for 66% and 42%, respectively, of the Company’s total services acquisition. As of October 31, 2025 and July 31, 2025, the Company had $59,291 and $44,169 outstanding payables to two and one contractor. As of October 31, 2025 and July 31, 2025, advances to three contractors accounted for 98% and 64%, respectively, of the Company’s total advance payments.

NOTE 7. COMMITMENTS AND CONTINGENCIES

There have been no material contractual obligations and commitments as of October 31, 2025.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three-month period ending October 31, 2025. It also analyzes our financial condition on October 31, 2025 and compares it to our financial condition at July 31, 2025. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2025, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the interim period ended October 31, 2025, including footnotes, which are included in this quarterly report.

Overview of the Business

Hartford Creative Group, Inc. (formly Hartford Great Health Corp.) was incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. The Company changed its name to Hartford Great Health Corp. on August 22, 2018 and subsequently changed its name to Hartford Creative Group, Inc. on May 11, 2024.

Ability to continue as a “going concern”.

The reports of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended July 31, 2025 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management’s plans to address the conditions giving rise to that uncertainty are described in our consolidated financial statements and the related notes.

Plan of Operation

After years of experience in education and hospitality, the Company shifted its focus in January 2024 to social media advertising and related marketing services in China. On January 10, 2024, Shanghai Hartford Health Management, Ltd. changed its legal name to Hartford ZY Culture Media (Shanghai) Co., Ltd. (“HFZY”). On June 18, 2024, the Company completed the acquisition of ShaoXing HuoMao Network Technology Ltd. (“SXHM”). HFZY and SXHM provide media and advertising services on mainstream social media platforms, including TikTok, Toutiao, Kwai, RED, WeChat, and Baidu. On May 12, 2025, HFZY established Nanjing HaoYiPeng Information Technology Ltd. (“NJHY”) to further expand the Company’s social media advertising business. The Company intends to provide vertical integration services, including advertising creative development, video production, editing, and advertising operations and campaign management. The Company also plans to develop overseas TikTok advertising campaigns for domestic Chinese customers seeking to reach international markets.

During the three months ended October 31, 2025, the Company recognized USD 0.3 million net revenue from the advertisement placement services. The Company provides service to place advertisements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upstream agent related to these transactions on a net basis.

Based on market research and discussions between the Board and various third-party suppliers and industry experts, the Company has further developed its strategic plan for the mini-drama business. Management believes the Company is well positioned to capture growing market interest and expand its revenue streams through this initiative. To date, only preliminary activities have been undertaken, and there can be no assurance that the business plan will ultimately be successful. In July 2025, the Company completed its first mini-drama transaction, generating $36,000 in revenue. In October 2025, the Company received customer deposits of $71,600 related to a mini-drama service agreement, which remain pending delivery to the customer and recorded as contract liabilities as of October 31, 2025.

Results of Operations – Three months ended October 31, 2025 Compared to Three months ended October 31, 2024.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months ended October 31,
	2025	2024	Variance
Revenues	$330,267	$467,462	-29%
Operating cost and expenses:
Cost of revenue	-	109,822	-100%
Selling, general and administrative	216,375	165,568	31%
Total operating cost and expenses	216,375	275,390	-21%
Operating income	113,892	192,072	-41%
Other expenses	(6,647)	(1,842)	261%
Income before income taxes	107,245	190,230	-44%
Income tax expense	56,571	62,961	-10%
Net income	50,674	127,269	-60%

Revenue: Net revenue recognized from advertising placement services was USD 0.33 million in 2025 and USD 0.47 million in 2024. The decrease in net placement revenue for the period was primarily due to the Company’s ongoing negotiation efforts with the majority of its customers to revise contract terms in order to achieve higher margins. As a result of these negotiations, certain advertising activities were temporarily paused and postponed.

Operating Cost and Expenses: For the three months ended October 31, 2025, the Company recorded no cost of revenue, compared to $0.11 million in the same period of 2024. The prior-year cost of revenue was primarily attributable to design fees and channel service expenses incurred in connection with project execution. Selling, general and administrative expenses increased to $0.22 million for the three months ended October 31, 2025, from $0.17 million in the same period of 2024. The increase was primarily driven by higher audit expenses and directors’ and officers’ (D&O) insurance premiums.

Other Expense: Other expense remained immaterial in both periods and primarily consisted of net interest expense on loans from related parties.

Income tax expense: The income tax recognized for the three months ended October 31, 2025 and 2024, resulted from the income tax from the operating income in China.

Net Income (Loss): We recorded a net income of $0.05 million or $0.00 per share for the three months ended October 31, 2025, compared to a net income of $0.13 million or $0.01 per share for the same period of 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2025, we had a working capital deficit of $53,735 comprised of current assets of $2,971,566 and current liabilities of $3,025,301. This represents a decrease of $52,004 in the working capital deficit from the July 31, 2025 amount of $105,739. We had an accumulated deficit of $4,761,059 compared to $4,811,733 at the previous year end. To date, we have funded our operations through short-term borrowing from related parties and equity financing.

As of October 31, 2025, the Company has issued a total of 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of common stock. On December 11, 2018, 24,022,500 shares of common stock were issued at the price of $0.08 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 250,000 shares of common stock to a significant shareholder of the Company at $0.08 per share.

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

Cash Flows – Three months ended October 31, 2025 Compared to Three months ended October 31, 2024

Operating Activities

Cash used in operating activities was $195,800 for the three months ended October 31, 2025 as compared to $348,049 cash provided by the operations for the same period in 2024. During the three months ended October 31, 2025, we recorded net income of $50,674, a $3,725,493 decrease of advance to contractors, a $86,308 increase in accounts payable, and offset a $3,793,584 decrease of contract liabilities, a $196,929 decrease of other current payable (mainly tax payable), and a $69,251 increase of accounts receivable.

During the three months ended October 31, 2024, we recorded net income of $127,269, a $1,631,243 decrease of advance to contract, a $583,009 decrease of accounts receivable and $582 decrease of prepaid and other current receivable, offset by a $1,179,176 decrease of accounts payable and a $831,501 decrease of contract liabilities.

Investing activities

No investing activities occurred during the three months ended October 31, 2025. Cash used in investing activities was $675,826 during the three months ended October 31, 2024, primarily due to the short term related party loan receivables bearing interest at 3% interest rate, matured in July and August, 2025.

Financing activities

Net cash provided by financing activities increased to $202,112 for the three months ended October 31, 2025, from $64,949 in the comparable period of 2024. Cash provided by financing activities in the 2025 period was primarily attributable to $219,396 in non-interest-bearing advances received from related parties, and offset by $12,284 payment of offering expenses and $5,000 repayment of notes payable.

In the same period of 2024, net cash provided by financing activities of $64,949 resulted primarily from the proceeds of notes payable of $126,700 and offset by the repayment of notes payable $35,000 and repayment of related party advances of $26,751. The notes payable was borrowed from related parties with 5% annual interest rate. See Note 3 Related Party Transactions.

Off-Balance Sheet Arrangements

As of and subsequent to October 31, 2025, we have no off-balance sheet arrangements.

Contractual Commitments

As of October 31, 2025, we don’t have material contractual commitments.

Critical Accounting Policies

There have been no other changes in our critical accounting policies since our most recent audit dated July 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to significant deficiency in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Management’s assessment identified following significant deficiency in our internal control over financial reporting:

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

Changes in Internal Control

During the three months ended October 31, 2025, there has been no change in internal control within the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any other legal proceedings during the three months ended October 31, 2025, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD CREATIVE GROUP, INC.

Date: December 15, 2025	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

