Form 10-Q
period 2026-01-31
Hartford Creative Group, Inc.
filed 2026-03-13
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of March 12, 2026.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	July 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$149,617	$57,065
Accounts receivable	-	53,867
Advance to contractors	2,811,599	6,288,411
Prepaid and other current receivables	18,118	502
Deferred offering costs	213,950	108,550
Total Current Assets	3,193,284	6,508,395
Non-current Assets
Property and equipment, net	883	910
ROU assets-operating lease	-	3,527
Deferred tax assets	400,490	400,490
Total Non-current Assets	401,373	404,927
TOTAL ASSETS	$3,594,657	$6,913,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,093	$44,169
Related party loan and payables	1,514,526	1,107,187
Contract liabilities	1,382,301	4,852,812
Current operating Lease liabilities	5,672	5,441
Other current payable	331,228	604,525
Total Current Liabilities	3,236,820	6,614,134
TOTAL LIABILITIES	3,236,820	6,614,134
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,027,004 shares outstanding at both of January 31, 2026 and July 31, 2025	25,027	25,027
Additional paid-in capital	4,765,455	4,765,455
Accumulated deficit	(4,754,102)	(4,811,733)
Accumulated other comprehensive income	321,457	320,439
Total Stockholders’ Equity	357,837	299,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,594,657	$6,913,322

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended January 31,		Six Months ended January 31,
	2026	2025	2026	2025
Revenue-advertising	$122,492	$378,037	$452,759	$845,499
Revenue-minidrama	71,600	-	71,600	-
Operating cost and expenses:
Cost of revenue	3,093	-	3,093	109,822
Selling, general and administrative expenses	169,522	201,187	385,897	366,755
Total operating cost and expenses	172,615	201,187	388,990	476,577
Operating income	21,477	176,850	135,369	368,922

Other Expense
Interest expense, net	(2,640)	(220)	(5,038)	(1,622)
Gain on disposal of subsidiary		21,362		21,362
Other (expense) income, net	(276)	21,643	(4,525)	21,203
Other (expense) income, net	(2,916)	42,785	(9,563)	40,943
Income before income taxes	18,561	219,635	125,806	409,865

Income Tax Expense	11,604	75,620	68,175	138,581
Net income	6,957	144,015	57,631	271,284

Net income per common share:
Basic and diluted	$0.00	$0.01	$0.00	$0.01
Weighted average shares outstanding:
Basic and diluted	25,027,004	25,027,004	25,027,004	25,027,004

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2026	2025	2026	2025
Net income	$6,957	$144,015	$57,631	$271,284
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	1,457	78,873	1,018	35,232
Total Other Comprehensive loss	1,457	78,873	1,018	35,232
Total Comprehensive income	$8,414	$222,888	$58,649	$306,516

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2025	25,027,004	25,027	4,765,455	(4,811,733)	320,439	299,188
Net income	-	-	-	50,674	-	50,674
Foreign currency translation adjustment	-	-	-	-	(439)	(439)
Balance, October 31, 2025 (unaudited)	25,027,004	25,027	4,765,455	(4,761,059)	320,000	349,423
Net income	-	-	-	6,957	-	6,957
Foreign currency translation adjustment	-	-	-	-	1,457	1,457
Balance, January 31, 2026 (unaudited)	25,027,004	25,027	4,765,455	(4,754,102)	321,457	357,837

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares*	Amount*	Capital*	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2024	25,027,004	25,027	2,248,602	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	127,269	-	127,269
Foreign currency translation adjustment	-	-	-	-	(43,641)	(43,641)
Balance, October 31, 2024 (unaudited)	25,027,004	25,027	2,248,602	(5,783,574)	240,099	(3,269,846)
Net income	-	-	-	144,015	-	144,015
Foreign currency translation adjustment	-	-	-	-	78,873	78,873
Balance, January 31, 2025 (unaudited)	25,027,004	25,027	2,248,602	(5,639,559)	318,972	(3,046,958)

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months ended
	January 31,
	2026	2025
Cash flows from operating activities:
Net income	$57,631	$271,284
Disposal of subsidiaries		(21,362)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable, net	54,208	449,264
Prepaid and Other current receivables	(17,513)	13,445
Advance to contractor	3,608,604	1,561,253
Related party receivables and payables	5,042	15,995
Contract liabilities	(3,556,839)	(770,664)
Accounts payable	(41,617)	(1,214,039)
Other current payable	(287,078)	(72,542)
Operating lease assets and liabilities	3,570	(178)
Net cash (used in) provided by operating activities	(173,992)	232,456

Cash flows from investing activities:
Related party loan receivable*	-	(668,279)
Repayment of Loan receivable		139,225
Disposal of subsidiary		(244)
Net cash used in investing activities	-	(529,298)

Cash flows from financing activities:
Proceeds of related party notes payable	214,000	201,200
Repayment of related party notes payable	(50,000)	(60,000)
Advances from related parties	154,420	-
Repayment of related party advances*	-	(121,404
Payment of offering expenses	(54,284)	(48,542)
Net cash provided by (used in) financing activities	264,136	(28,746)

Effect of exchange rate changes on cash	2,408	50,388
Net change in Cash, cash equivalents and restricted cash	92,552	(257,200)
Cash, cash equivalents and restricted cash at beginning of period	57,065	310,763
Cash, cash equivalents and restricted cash at end of period	$149,617	$35,563

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$310,430	$310,791

Supplemental Disclosure For Noncash Investing And Financing Activities:
Related party paid offering expenses on behalf of the Company	50,000	-

*	Balances reclassified due to related party relationship changes. See Note 3.

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

Organization

Hartford Creative Group, Inc. (Formerly Hartford Great Health Corp.) (the “Company”, “HFUS”), was incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. The Company changed its name to Hartford Great Health Corp. on August 22, 2018 and subsequently changed its name to Hartford Creative Group, Inc. on May 11, 2024.

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

Reverse Stock Split

On March 28, 2025, the Board of Directors approved by unanimous written consent a reverse stock split of the Company’s authorized shares and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-4. On March 31, 2025, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to effect the 1-for-4 Reverse Stock Split, which became effective as of March 31, 2025. As a result of the Reverse Split, every four shares of the Company’s pre-Reverse Split Common Stock has been combined into one share of the Company’s post-Reverse Split Common Stock, without any change in par value per share. Prior to the reverse stock split, the Company was authorized to issue (i) 300,000,000 shares of Common Stock and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As a result of the Reverse Split, the Company is authorized to issue 75,000,000 shares of Common Stock. The par value per share of the Common Stock will remain unchanged at $0.001 per share. The total number of shares of Preferred Stock authorized for issuance will not be impacted by the Reverse Stock Split.

Basis of Presentation

The consolidated financial statements include the accounts of HFUS, its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests of the consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in the consolidation.

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

Generally, the Company pays media suppliers upfront for media resources and collects prepayments from customers. Under certain circumstances, credit terms of up to 90 days may be granted. As of January 31, 2026 and July 31, 2025, the Company had $ - and $53,867, respectively, of accounts receivable. The Company generally does not require collateral and did not record an allowance for credit losses as of those dates.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. The Company is required to adopt this guidance in the fiscal year ended July 31, 2026. Early adoption is permitted on a prospective basis. We are currently evaluating the impact of this ASU on our annual income tax disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of January 31, 2026, The Company had a working capital deficit of $43,536 and an accumulated deficit of $4,754,102. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management has evaluated the significance of these conditions, and has developed plans intended to mitigate the conditions that raise substantial doubt. Based on the Company’s current operating plan and revenue growth expectations, management projects that the Company will generate operating income during the next twelve months, which is expected to improve operating cash flows and support ongoing operations.

In addition, management plans to fund any short-term working capital needs through a combination of operating cash flows, potential equity or debt financing, and continued financial support from related parties if necessary. Historically, related parties have provided financial support to the Company in the form of advances to fund operations. As of the date of this filing, no formal written loan agreements, standby financing arrangements, guarantees, or other binding commitments from related parties have been executed.

Management believes that the combination of anticipated operating income, improved operating cash flows, and access to external or related-party financing, if needed, will provide sufficient liquidity to support the Company’s operations for at least the next twelve months from the date of issuance of these consolidated financial statements. However, management cannot provide assurance that the Company will meet its objectives and be able to continue in operation.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

Related Party Payables

Shanghai Oversea Chinese Culture Media Ltd., and its subsidiary, Shanghai Konglu ZeYi Brands Management Ltd. (collectively, “SH Oversea”), are substantially owned by one of the Company’s major shareholders. The Company’s related party relationship with Shanghai Qiaohong Assets Ltd. (“SH Qiaohong”) and SH Oversea, previously based on shared management with HFZY, ceased on August 15, 2024. However, on November 26, 2024, Ms. Erin SongWang acquired a 39% ownership interest in the Company. As Ms. SongWang holds a 90% beneficial ownership in SH Qiaohong, and SH Oversea is a 95%-owned subsidiary of SH Qiaohong, both entities again became related parties of the Company. As of January 31, 2026 and July 31, 2025, amounts payable to SH Qiaohong were $106,500 and nil, respectively. These balances primarily represented funding support for operations, were non-interest bearing, and were payable on demand.

During the year ended July 31, 2025, SH Oversea forgave $2,516,853 of outstanding balances. This forgiveness was accounted for as a capital contribution and recorded as an increase to additional paid-in capital within shareholders’ deficit.

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $2,639 and $5,041 of interest expenses were recorded during the three and six months ended January 31, 2026, respectively. $4,025 and $8,231 of interest expenses were recorded during the three and six months ended January 31, 2025, respectively. As of January 31, 2026 and July 31, 2025, the unpaid principal and interest amount of $394,439 and $225,398, respectively, will be due on demand.

Since February 2024, the Company borrowed a total of $376,900 in short-term loans at an annual interest rate of 5% from a relative of one of its current major shareholders (the former primary shareholder). On April 22, 2024, $29,022 of the principal was used to offset profits that the former shareholder allegedly earned in violation of Section 16(b) of the Securities Exchange Act. Interest expense of $1,843 and $4,927 was recorded for the three and six months ended January 31, 2025, respectively. Nil interest expense was recorded for the three and six months ended January 31, 2026. On December 10, 2024, the outstanding loan balance of $355,436 (principal and interest) was converted to a non-interest-bearing advance from the former shareholder. This advance, combined with other related party payables, resulted in a total of $1,013,587 and $881,789 in outstanding operating advances from the former primary shareholder as of January 31, 2026 and July 31, 2025, respectively. These advances are non-interest-bearing and due on demand.

Other Related Party Transactions

The Company has leased approximately 543 square feet (50.4 square meters) of office space in Shanghai from SH Dubian, a company managed by a relative of a major shareholder. The lease term is from February 18, 2024, to February 17, 2026, at a fixed monthly rent of USD 638 (RMB 4,600).

The Company’s office space, located 8832 Glendon Way, Rosemead, CA 91770, is leased from a related party, a former primary shareholder and relative of a current major shareholder. The lease term is from January 1, 2025 to December 31, 2025, the lease was renewed on a month-to-month basis commencing on January 1, 2026, at a fixed monthly rent of USD 1,000.

NOTE 4. ADVANCE TO CONTRACTORS AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. The Company also makes prepayments to mini-drama production companies for mini-drama projects. As of January 31, 2026 and July 31, 2025, the Company’s balance sheets reflect $2,811,599 and $6,288,411, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $1,382,301 and $4,852,812, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 5. OTHER CURRENT LIABILITIES

Other current payables consist as follows:

	January 31, 2026	July 31, 2025
Taxes payable	$59,259	$297,604
Accrued payroll	18,270	26,544
Payable to former owners	253,286	280,377
Other payables	413	-
Other Current Liabilities	$331,228	$604,525

NOTE 6. CONCENTRATION RISK

For the three and six months ended January 31, 2026, three customers accounted for 75% and two customers accounted for 54% of the Company’s total gross billing, respectively. For the three and six months ended January 31, 2025, one customer accounted for 85% and two customers accounted for 72% of the Company’s total gross billing, respectively. As of January 31, 2026, Nil of outstanding receivable was due from customers. As of July 31, 2025, the Company had $53,867 in outstanding receivables due from two customers. As of January 31, 2026 and July 31, 2025, prepayments received from three and two customers, recorded as contract liabilities, accounted for 61% and 69%, respectively, of total contract liabilities.

For the three and six months ended January 31, 2026, three contractors accounted for 89% and 64%, respectively, of the Company’s total services acquisition. For the three and six months ended January 31, 2025, one contractor accounted for 82% and two contractors accounted for 67% of the Company’s total services acquisition. As of January 31, 2026 and July 31, 2025, the Company had $3,093 and $44,169 outstanding payables to one contractor. As of January 31, 2026 and July 31, 2025, advances to two and three contractors accounted for 85% and 64%, respectively, of the Company’s total advance payments.

NOTE 7. COMMITMENTS AND CONTINGENCIES

There have been no material contractual obligations and commitments as of January 31, 2026.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three- and six- month period ending January 31, 2026. It also analyzes our financial condition on January 31, 2026 and compares it to our financial condition at July 31, 2025. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2025, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the period ended January 31, 2026, including footnotes, which are included in this quarterly report.

Overview of the Business

Hartford Creative Group, Inc. (formerly Hartford Great Health Corp.) was incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. The Company changed its name to Hartford Great Health Corp. on August 22, 2018 and subsequently changed its name to Hartford Creative Group, Inc. on May 11, 2024.

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

During the three and six months ended January 31, 2026, the Company recognized USD 0.1 million and USD 0.5 million net revenue, respectively from the advertisement placement services. The Company provides service to place advertisements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company acts as an agent in these transactions and reports placement revenue on a net basis.

The Company has further developed its strategic plan for the mini-drama business. Management believes the Company is well positioned to capture growing market interest and expand its revenue streams through this initiative. Foundational initiatives are currently in progress, including the development of a proprietary minidrama application (the “App”) and the negotiation and formalization of agreements with customers, as well as filming and production suppliers. The App is currently targeted for launch in the United States on Google Play and Apple App Store in April 2026, with potential expansion into the European and Southeast Asian markets by the end of July 2026. Such launch timelines remain subject to development progress and platform approval processes. To date, the initiative has generated limited revenue. The Company completed its first transaction in July 2025, generating approximately $36,000, followed by a second transaction in December 2025 that contributed approximately $71,600 in revenue. These transactions represent early-stage commercial activities and should not be considered indicative of results in future periods.

Results of Operations – Three months ended January 31, 2026 Compared to Three months ended January 31, 2025

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months ended January 31,
	2026	2025	Variance
Net revenue-advertising	$122,492	$378,037	-68%
Revenue-minidrama	71,600	-	100%
Total Revenues	194,092	378,037	-49%
Operating cost and expenses:
Cost of revenue	3,093	-	100%
Selling, general and administrative	169,522	201,187	-16%
Total operating cost and expenses	172,615	201,187	-14%
Operating income	21,477	176,850	-88%
Other (expenses) income	(2,916)	42,785	-107%
Income before income taxes	18,561	219,635	-92%
Income tax expense	11,604	75,620	-85%
Net income	6,957	144,015	-95%

Revenue: Net revenue from advertising placement services totaled USD 0.12 million for the three months ended January 31, 2026, compared to USD 0.38 million in the same period of 2025. This decrease was primarily driven by the Company’s strategic initiative to renegotiate contract terms with the majority of its customer base to achieve higher margins; as a result, certain advertising activities were temporarily paused or postponed. Management anticipates these negotiations will conclude shortly, and advertising placement operations are expected to be fully restored within the next two months. Partially offsetting this decline, the Company generated USD 0.07 million in revenue from minidrama transactions during the three months ended January 31, 2026, compared to nil in the prior-year period.

Operating Cost and Expenses: For the three months ended January 31, 2026, the Company recorded cost of revenue of USD 3,093, compared to nil in the same period of 2025. This cost was primarily attributable to the acquisition of minidramas from an overseas filming supplier. Selling, general, and administrative (SG&A) expenses decreased to USD 0.17 million for the three months ended January 31, 2026, from USD 0.20 million in the prior-year period. This decrease was primarily driven by the absence of a one-time, USD 0.02 million promotional expense that occurred in 2025.

Other (expense) income: Other expenses for the 2026 period were immaterial and primarily consisted of net interest expense on loans from related parties. In contrast, other income for the 2025 period was largely driven by a $21,362 gain on the disposal of HZHF and SHDZ, along with $20,884 in local government grants.

Income tax expense: The income tax recognized for the three months ended January 31, 2026 and 2025, resulted from the income tax from the operating income in China.

Net Income (Loss): We recorded a net income of USD 6,957 or USD 0.00 per share for the three months ended January 31, 2026, compared to a net income of USD 0.14 million or USD 0.01 per share for the same period of 2025, due to the factors discussed above.

Results of Operations – Six months ended January 31, 2026 Compared to Six months ended January 31, 2025

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Six Months ended January 31,
	2026	2025	Variance
Net revenue-advertising	$452,759	$845,499	-46%
Revenue-minidrama	71,600	-	100%
Total Revenues	524,359	845,499	-38%
Operating cost and expenses:
Cost of revenue	3,093	109,822	-97%
Selling, general and administrative	385,897	366,755	5%
Total operating cost and expenses	388,990	476,577	-18%
Operating income	135,369	368,922	-63%
Other (expenses) income	(9,563)	40,943	-123%
Income before income taxes	125,806	409,865	-69%
Income tax expense	68,175	138,581	-51%
Net income	57,631	271,284	-79%

Revenue: Total revenue for the six months ended January 31, 2026, was USD 0.52 million, a 38% decrease from USD 0.85 million for the same period in 2025. This decline was primarily attributable to a reduction in advertising placement revenue, which fell from USD 0.85 million in the prior-year period to USD 0.45 million in 2026. The decrease reflects the Company’s strategic effort to renegotiate contract terms with the majority of its customer base to achieve higher margins; as a result of these ongoing negotiations, certain advertising activities were temporarily paused or postponed. Management anticipates these negotiations will conclude shortly and expects advertising placement operations to be fully restored within the next two months. Partially offsetting this decline was the emergence of a new revenue stream from minidrama transactions, which contributed USD 0.07 million to total revenue during the six-month period ended January 31, 2026, compared to nil for the same period in 2025.

Operating Cost and Expenses: For the six months ended January 31, 2026, the Company recorded cost of revenue of $3,093, compared to USD 0.11 million in the same period of 2025. The current period cost of revenue was primarily attributable to the acquisition of minidramas from an overseas supplier, whereas the prior-year cost was largely driven by one-time service associated with the advertising placement. Selling, general, and administrative expenses were USD 0.39 million for the six months ended January 31, 2026, compared to USD 0.37 million in the same period of 2025. This slight increase was primarily driven by higher audit fees and increased directors’ and officers’ (D&O) insurance premiums, partially offset by the absence of a one-time USD 0.02 million promotional expense incurred during the prior-year period.

Other (expense) income: Other expenses for the 2026 period were immaterial and primarily consisted of net interest expense on loans from related parties.

In contrast, other income for the 2025 period was largely driven by gains from subsidiary disposals, government grants, and interest income from current loan receivables net with interest expense on loans from related parties.

Income tax expense: The income tax recognized for the six months ended January 31, 2026 and 2025, resulted from the income tax from the operating income in China.

Net Income (Loss): We recorded a net income attributable to Hartford Creative Group, Inc. of USD 0.06 million or USD 0.00 per share for the six months ended January 31, 2026, compared to a net income of USD 0.27 million or USD 0.01 per share for the same period of 2025, due to the factors discussed above.

Liquidity and Capital Resources

Based on current operating plans, management expects total cash requirements of approximately $2.0 million over the next twelve months, primarily related to content production costs, marketing expenditures, and general corporate expenses. The Company intends to fund these requirements through a combination of projected operating income and operating cash flows, supplemented, if necessary, by related-party financing and potential equity issuances. As of the filing date, no binding financing commitments have been executed, and there can be no assurance that additional capital will be available on acceptable terms.

As of January 31, 2026, the Company had a working capital deficit of $43,536 comprised of current assets of $3,193,284 and current liabilities of $3,236,820. This represents a decrease of $62,203 in the working capital deficit from the July 31, 2025 amount of $105,739. The Company had an accumulated deficit of $4,754,102 compared to $4,811,733 at the previous year end. To date, the Company have funded its operations through short-term borrowing from related parties and equity financing.

As of January 31, 2026, the Company has issued a total of 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of common stock. On December 11, 2018, 24,022,500 shares of common stock were issued at the price of $0.08 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 250,000 shares of common stock to a significant shareholder of the Company at $0.08 per share.

The Company may seek additional financing in the form of debt or equity to support its growth and working capital needs. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our stock. If we are unable to raise sufficient capital, we will be required to delay or forego some of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. Any future issuance of equity securities would dilute the ownership of our existing stockholders.

Future Capital Expenditures

Management currently expects that the Company’s funding requirements for the next twelve months will be approximately of $2.0 million. The Company may obtain additional funding through related-party loans, operating cash flows, or external financing sources.

The Company is currently pursuing an uplisting its common stock from the OTC market to the Nasdaq Capital Market. If the uplisting is successfully completed and market conditions permit, the Company may seek to raise additional capital through debt or equity financing, and the proceeds may be used to support working capital needs, growth initiatives, and expenses associated with the uplisting process.

Cash Flows – Six months ended January 31, 2026 Compared to Six months ended January 31, 2025

Operating Activities

Cash used in operating activities was $173,992 for the six months ended January 31, 2026 as compared to $232,456 cash provided by the operations for the same period in 2025. During the six months ended January 31, 2026, we recorded net income of $57,631, a $3,608,604 decrease of advance to contractors, a $54,208 decrease of accounts receivable, and offset by a $3,556,839 decrease of contract liabilities, a $287,078 decrease of other current payable (mainly tax payable) and a $41,617 decrease in accounts payable.

During the six months ended January 31, 2025, we recorded net income of $271,284, adjusted for a gain on disposal of subsidiaries of $21,362, a $1,561,253 decrease of advance to contract, a $449,264 decrease of accounts receivable, a $15,995 increase of related party payables and a $13,445 decrease of prepaid and other current receivable, offset by a $1,214,039 decrease of accounts payable, a $770,664 decrease of contract liabilities, a $72,542 decrease of other current payable.

Investing activities

No investing activities occurred during the six months ended January 31, 2026. Cash used in investing activities during the comparable period in 2025 was $529,298, primarily due to the short term related party loan receivables bearing interest at 3% interest rate, matured in July and August, 2025.

Financing activities

Net cash provided by financing activities was $264,136 for the six months ended January 31, 2026, compared to net cash used in financing activities of $28,746 in the same period of 2025. In 2026, cash provided by financing activities was primarily attributable to $214,000 in proceeds from related-party notes payable (bearing a 5% annual interest rate) and $154,420 in non-interest-bearing advances received from related parties. These inflows were partially offset by $54,284 in payments for offering expenses and $50,000 in repayments of related-party notes payable. (Refer to Note 3, ‘Related Party Transactions,’ for further details).

In the prior-year period, net cash used in financing activities of $28,746 was primarily driven by $201,200 in proceeds from related-party notes payable (bearing a 5% annual interest rate), which were offset by $60,000 in repayments of related-party notes payable, $121,404 in repayments of non-interest-bearing payables, and $48,542 in payments for offering costs

Off-Balance Sheet Arrangements

As of and subsequent to January 31, 2026, we have no off-balance sheet arrangements.

Contractual Commitments

As of January 31, 2026, we don’t have material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2026, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to significant deficiency in our internal controls described below.

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

Remediation Plan

Management has begun implementing remediation to address this significant deficiency. The remediation efforts include the following:

● Formalization of rebate agreements: The Company is contacting and negotiating with its business counterparties to implement standardized written confirmations, rather than relying on verbal agreements or informal practices.

These remediation efforts are being led by the general manager of the Company’s advertisement business. Management expects that the negotiation and implementation of standardized confirmation procedures will be substantially completed during the next fiscal year, although the effectiveness of the newly implemented controls will need to be evaluated over time through ongoing monitoring and review procedures.

Changes in Internal Control

During the six months ended January 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The remediation activity described above were initiated and are currently in the process of being implemented.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any other legal proceedings during the six months ended January 31, 2026, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

Not applicable to our Company.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lili Dai
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Sheng-Yih Chang and Lili Dai
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD CREATIVE GROUP, INC.

Date: March 13, 2026	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

