Form 10-Q
period 2026-04-30
Hartford Creative Group, Inc.
filed 2026-06-12
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of June 12, 2026.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	July 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$160,421	$57,065
Accounts receivable	281,189	53,867
Advance to contractors	3,095,768	6,288,411
Licensed mini-drama content assets, net	8,055	-
Prepaid and other current receivables	3,586	502
Deferred offering costs	214,594	108,550
Total Current Assets	3,763,613	6,508,395
Non-current Assets
Property and equipment, net	871	910
APP development in progress	11,053	-
ROU assets-operating lease	-	3,527
Deferred tax assets	400,490	400,490
Total Non-current Assets	412,414	404,927
TOTAL ASSETS	$4,176,027	$6,913,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$44,169
Related party loan and payables	1,725,571	1,107,187
Contract liabilities	851,875	4,852,812
Current operating Lease liabilities	-	5,441
Other current payable	663,888	604,525
Total Current Liabilities	3,241,334	6,614,134
TOTAL LIABILITIES	3,241,334	6,614,134
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,027,004 shares issued and outstanding at both of April 30, 2026 and July 31, 2025	25,027	25,027
Additional paid-in capital	4,765,455	4,765,455
Accumulated deficit	(4,196,998)	(4,811,733)
Accumulated other comprehensive income	341,209	320,439
Total Stockholders’ Equity	934,693	299,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,176,027	$6,913,322

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended April 30,		Nine Months ended April 30,
	2026	2025	2026	2025
Revenue-advertising	$1,051,217	$354,791	$1,503,976	$1,200,290
Revenue-minidrama	-	-	71,600	-
Total revenue	1,051,217	354,791	1,575,576	1,200,290
Operating cost and expenses:
Cost of revenue	712	-	3,805	109,822
Selling, general and administrative expenses	213,566	169,887	599,463	536,642
Total operating cost and expenses	214,278	169,887	603,268	646,464
Operating income	836,939	184,904	972,308	553,826

Other Expense
Interest income (expense), net	(4,283)	1,801	(9,321)	179
Gain on disposal of subsidiary	-	-	-	21,362
Other (expense) income, net	705	32	(3,820)	21,235
Other (expense) income, net	(3,578)	1,833	(13,141)	42,776
Income before income taxes	833,361	186,737	959,167	596,602

Income Tax Expense	276,257	95,780	344,432	234,361
Net income	557,104	90,957	614,735	362,241

Net income per common share:
Basic and diluted	$0.02	$0.00	$0.02	$0.01
Weighted average shares outstanding:
Basic and diluted	25,027,004	25,027,004	25,027,004	25,027,004

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2026	2025	2026	2025
Net income	$557,104	$90,957	$614,735	$362,241
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	19,752	41,083	20,770	76,315
Total Other Comprehensive income	19,752	41,083	20,770	76,315
Total Comprehensive income	$576,856	$132,040	$635,505	$438,556

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2025	25,027,004	25,027	4,765,455	(4,811,733)	320,439	299,188
Net income	-	-	-	50,674	-	50,674
Foreign currency translation adjustment	-	-	-	-	(439)	(439)
Balance, October 31, 2025 (unaudited)	25,027,004	25,027	4,765,455	(4,761,059)	320,000	349,423
Net income	-	-	-	6,957	-	6,957
Foreign currency translation adjustment	-	-	-	-	1,457	1,457
Balance, January 31, 2026 (unaudited)	25,027,004	25,027	4,765,455	(4,754,102)	321,457	357,837
Net income	-	-	-	557,104	-	557,104
Foreign currency translation adjustment	-	-	-	-	19,752	19,752
Balance, April 30, 2026 (unaudited)	25,027,004	25,027	4,765,455	(4,196,998)	341,209	934,693

					Accumulated
			Additional	Other	Stockholders’	Total
	Common Stock*		Paid - in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital*	(Deficit)	Income (loss)	(Deficit)
Balance, July 31, 2024	25,027,004	25,027	2,248,602	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	127,269	-	127,269
Foreign currency translation adjustment	-	-	-	-	(43,641)	(43,641)
Balance, October 31, 2024 (unaudited)	25,027,004	25,027	2,248,602	(5,783,574)	240,099	(3,269,846)
Net income	-	-	-	144,015	-	144,015
Foreign currency translation adjustment	-	-	-	-	78,873	78,873
Balance, January 31, 2025 (unaudited)	25,027,004	25,027	2,248,602	(5,639,559)	318,972	(3,046,958)
Net income	-	-	-	90,957	-	90,957
Foreign currency translation adjustment	-	-	-	-	41,083	41,083
Balance, April 30, 2025 (unaudited)	25,027,004	25,027	2,248,602	(5,548,602)	360,055	(2,914,918)

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and condensed consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HARTFORD CREATIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months ended
	April 30,
	2026	2025
Cash flows from operating activities:
Net income	$614,735	$362,241
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	84	-
Disposal of subsidiaries	-	(21,362)
Changes in operating assets and liabilities:
Accounts receivable, net	(218,959)	214,932
Prepaid and Other current receivables	(2,975)	9,846
Licensed mini-drama content assets, net	(7,833)	-
Advance to contractor	3,417,020	1,504,496
Related party receivables and payables	9,333	16,302
Contract liabilities	(4,131,742)	(1,061,531)
Accounts payable	(45,146)	(898,895)
Other current payable	22,914	(3,099)
Operating lease assets and liabilities	3,605	1,746
Net cash (used in) provided by operating activities	(338,964)	124,676

Cash flows from investing activities:
Related party loan receivable*	-	(665,437)
Repayment of Loan receivable	-	138,633
Payment of APP development cost	(10,749)
Disposal of subsidiary	-	(243)
Net cash used in investing activities	(10,749)	(527,047)

Cash flows from financing activities:
Proceeds of related party notes payable	325,000	201,200
Repayment of related party notes payable	(50,000)	(195,000)
Advances from related parties	228,840	341,434
Repayment of related party advances*	-	(108,411)
Payment of offering expenses	(54,284)	(99,968)
Net cash provided by financing activities	449,556	139,255

Effect of exchange rate changes on cash	3,513	1,780
Net change in Cash and cash equivalents	103,356	(261,336)
Cash and cash equivalents at beginning of period	57,065	310,763
Cash and cash equivalents at end of period	$160,421	$49,427

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$341,575	$328,190

Supplemental Disclosure For Noncash Investing And Financing Activities:
Related party paid offering expenses on behalf of the Company	50,000	-

*	Balances reclassified due to related party relationship changes. See Note 3.

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

Historically, the Company conducted hospitality and early childhood education businesses in China through its subsidiaries. Due to changes in industry regulations and operating conditions, the Company exited these legacy operations during fiscal years 2021 through 2023 through a series of subsidiary disposals.

Beginning in 2024, the Company shifted its business focus to media and marketing services in China. The Company currently provides social media advertising, creative content production, campaign management, and related marketing services through its subsidiaries, primarily on social media platforms including TikTok, Toutiao, Kwai, RED, WeChat, Baidu and more. In connection with this business transition, the Company’s wholly owned subsidiary, Shanghai Hartford Health Management, Ltd., changed its name to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”) on January 1, 2024. To support the expansion of its media and marketing operations, the Company acquired ShaoXing HuoMao Network Technology Ltd. (“SXHM”) on June 18, 2024 and established Nanjing HaoYiPeng Information Technology Ltd. (“NJHY”) on May 12, 2025. Certain inactive subsidiaries were subsequently disposed of during fiscal 2025.

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

In April 2026, the Company launched a mini-drama application named “YYYS,” which was initially made available for testing on April 28, 2026 and formally launched through Google Play in the United States on May 6, 2026. The application was subsequently launched and made available on the Apple App Store in the United States on June 2, 2026. The Company aims to generate revenue from the YYYS application through membership subscription services and advertising-related services. Membership revenue will be derived from one-time lifetime membership fees that provide users with access to premium platform content. The related performance obligation is to provide continuous access to the application content over the estimated service period. Accordingly, membership revenue is recognized ratably over the estimated user benefit period. Advertising revenue will be generated from advertisements displayed to non-paying users, including reward-based video advertisements, and is recognized at the point in time when the advertisements are displayed or user engagement requirements are satisfied, based on usage data provided by the advertising platforms. There can be no assurance that these monetization strategies will generate sufficient user conversion or advertising revenue.

Generally, the Company pays media suppliers upfront for media resources and collects prepayments from customers. Under certain circumstances, credit terms of up to 90 days may be granted. As of April 30, 2026 and July 31, 2025, the Company had $ 281,189 and $53,867, respectively, of accounts receivable. The Company generally does not require collateral and did not record an allowance for doubtful accounts as of those dates.

Capitalized APP Development Costs

The Company capitalizes qualifying costs incurred during the application development stage of internally developed software in accordance with ASC 350-40, Internal-Use Software. Capitalized costs primarily consist of payments to third-party developers and other direct costs incurred in developing the Company’s proprietary short drama mobile application. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. The development costs are recorded as APP development in progress until the application is substantially complete and ready for its intended use, at which time the costs will be reclassified to capitalized software development costs and amortized on a straight-line basis over the estimated useful life of the application, which management currently estimates to be three years. As of April 30, 2026, the Company had capitalized software development costs in progress of $11,053 related to the development of its proprietary short drama mobile application. The application remained under testing. Accordingly, no amortization expense was recognized during the three and nine months ended April 30, 2026.

Licensed mini-drama content assets, net

The Company acquires licensed mini-drama content for distribution through its platforms. Licensed content costs are capitalized upon obtaining the contractual distribution rights and acceptance of the content and are recognized as cost of revenue over the contractual license period, which generally approximates the period of expected benefit. The Company evaluates licensed content assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of April 30, 2026, the Company had licensed content assets, net of $8,055. During the three and nine months ended April 30, 2026, the Company acquired certain licensed mini-drama content with a contractual license term of twelve months for $8,787, and recognized amortization expense of $712, which was included in cost of revenue for the three and nine months ended April 30, 2026.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. As of April 30, 2026, the Company had a working capital of $522,279 and an accumulated deficit of $4,196,998. Although the Company’s working capital position and operating results have improved, the Company is in the early stage of transitioning to its new business model, and there can be no assurance regarding the successful execution or profitability of these new operations. The Company’s accumulated deficit, limited operating history under its new business model, and dependence on future operating performance and financing activities raise substantial doubt about its ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Management has developed plans intended to mitigate the conditions that raise substantial doubt. Based on the Company’s current operating plan, management expects continued revenue growth and projects the generation of operating income during the next twelve months, which is expected to improve operating cash flows and support ongoing operations.

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

While management believes its plans are reasonable and that the company may be able to generate sufficient cash flows to support operations, such plans are dependent upon future events and circumstances, including achieving projected operating results and obtaining additional financing, if necessary, neither of which can be assured. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

Related Party Payables

Shanghai Oversea Chinese Culture Media Ltd., and its subsidiary, Shanghai Konglu ZeYi Brands Management Ltd. (collectively, “SH Oversea”), are substantially owned by one of the Company’s major shareholders. The Company’s related party relationship with Shanghai Qiaohong Assets Ltd. (“SH Qiaohong”) and SH Oversea, previously based on shared management with HFZY, ceased on August 15, 2024. However, on November 26, 2024, Ms. Erin SongWang acquired a 39% ownership interest in the Company. As Ms. SongWang holds a 90% beneficial ownership in SH Qiaohong, and SH Oversea is a 95%-owned subsidiary of SH Qiaohong, both entities again became related parties of the Company. As of April 30, 2026 and July 31, 2025, amounts payable to SH Qiaohong were $183,907 and nil, respectively. These balances primarily represented funding support for operations, were non-interest bearing, and were payable on demand.

During the year ended July 31, 2025, SH Oversea forgave $2,516,853 of outstanding balances. This forgiveness was accounted for as a capital contribution and recorded as an increase to additional paid-in capital within shareholders’ deficit.

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $4,291 and $9,332 of interest expenses were recorded during the three and nine months ended April 30, 2026, respectively. $3,144 and $11,375 of interest expenses were recorded during the three and nine months ended April 30, 2025, respectively. As of April 30, 2026 and July 31, 2025, the unpaid principal and interest amount of $509,730 and $225,398, respectively, will be due on demand.

Since February 2024, the Company borrowed a total of $376,900 in short-term loans at an annual interest rate of 5% from a relative of one of its current major shareholders (the former primary shareholder). On April 22, 2024, $29,022 of the principal was used to offset profits that the former shareholder allegedly earned in violation of Section 16(b) of the Securities Exchange Act. Interest expense of $- and $4,927 was recorded for the three and nine months ended April 30, 2025, respectively. Nil interest expense was recorded for the three and nine months ended April 30, 2026. On December 10, 2024, the outstanding loan balance of $355,436 (principal and interest) was converted to a non-interest-bearing advance from the former shareholder. This advance, combined with other related party payables, resulted in a total of $1,031,934 and $881,789 in outstanding operating advances from the former primary shareholder as of April 30, 2026 and July 31, 2025, respectively. These advances are non-interest-bearing and due on demand.

Other Related Party Transactions

The Company has leased approximately 543 square feet (50.4 square meters) of office space in Shanghai from SH Dubian, a company managed by a relative of a major shareholder. The lease term commenced from February 18, 2024 and expired on February 17, 2026, at a fixed monthly rent of USD 638 (RMB 4,600). Upon expiration of the lease term, the Company entered into a new lease agreement with an unrelated third-party landlord in February 2026.

The Company’s office space, located 8832 Glendon Way, Rosemead, CA 91770, is leased from a related party, a former primary shareholder and relative of a current major shareholder. The original lease term was from January 1, 2025 through December 31, 2025. Beginning January 1, 2026, the lease has continued on a month-to-month basis at a fixed monthly rent of $1,000.

NOTE 4. ADVANCE TO CONTRACTORS AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of April 30, 2026 and July 31, 2025, the Company’s balance sheets reflect $3,095,768 and $6,288,411, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $851,875 and $4,852,812, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 5. OTHER CURRENT LIABILITIES

Other current payable consist as follows:

	April 30, 2026	July 31, 2025
Taxes payable	$357,285	$297,604
Accrued payroll	40,934	26,544
Payable to former owners	257,871	280,377
Other payables	7,798	-
Other Current Liabilities	$663,888	$604,525

NOTE 6. CONCENTRATION RISK

For the three and nine months ended April 30, 2026, two customers accounted for 26% and 32% of the Company’s total gross billing, respectively. For the three and nine months ended April 30, 2025, two customers accounted for 85% and three customers accounted for 84% of the Company’s total gross billing, respectively. As of April 30, 2026 and July 31, 2025, the Company had $281,189 and $53,867 in outstanding receivables due from one and two customers, respectively. As of April 30, 2026 and July 31, 2025, prepayments received from four and two customers, recorded as contract liabilities, accounted for 87% and 69%, respectively, of total contract liabilities.

For the three and nine months ended April 30, 2026, three contractors accounted for 36% and 37%, respectively, of the Company’s total services acquisition. For the three and nine months ended April 30, 2025, three contractors accounted for 71% and two contractors accounted for 52% of the Company’s total services acquisition. As of April 30, 2026, the Company has nil of outstanding payable to contractors. As of July 31, 2025, the Company had $44,169 outstanding payables to one contractor. As of April 30, 2026 and July 31, 2025, advances to four and three contractors accounted for 89% and 64%, respectively, of the Company’s total advance payments.

NOTE 7. COMMITMENTS AND CONTINGENCIES

There have been no material contractual obligations and commitments as of April 30, 2026.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and noted no material subsequent events requiring disclosure or adjustment.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation Overview

This discussion updates our business plan for the three- and nine- month period ending April 30, 2026. It also analyzes our financial condition on April 30, 2026 and compares it to our financial condition at July 31, 2025. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2025, including footnotes, contained in our Annual Report on Form 10-K, and with the unaudited financial statements for the period ended April 30, 2026, including footnotes, which are included in this quarterly report.

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

During the three and nine months ended April 30, 2026, the Company recognized USD 1.1 million and USD 1.5 million net revenue, respectively from the advertisement placement services. The Company provides service to place advertisements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the placement of advertisements is completed. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upside agent related to these transactions on a net basis.

In response to the continued growth of its advertising business, the Company commenced a strategic optimization of its advertising client portfolio in the latter part of calendar year 2025. As part of this initiative, the Company focused on consolidating high-quality key accounts and enhancing its engagement with major advertisers. In April 2026, the Company entered into annual non-binding framework agreements with several large customers, with an aggregate contract gross value of approximately RMB 500 million. These initiatives are expected to strengthen the Company’s advertising business pipeline and improve customer quality. The Company anticipates that its advertising gross billings and net revenues will increase in the remaining quarter of fiscal year 2026 and next fiscal years. However, the realization and timing of revenue from these agreements remain subject to execution, customer spending patterns, and other market conditions.

Based on market research and discussions between the board and third-party suppliers and experts, the Company has further developed a plan of mini-drama business. The Company is strategically positioned to capture considerable market interest and enhance revenue streams from our innovative mini-drama business.

In April 2026, the Company introduced “YYYS,” a new mini-drama application. Initial testing began on April 28, 2026, followed by an official launch on Google Play in the United States on May 6, 2026. The application was subsequently launched and made available on the Apple App Store in the United States on June 2, 2026. Upon launch, the platform offers over 160 short dramas with an aggregate runtime of more than 10,000 minutes. The Company intends to expand its content library to approximately 1,200 short dramas by the end of calendar year 2026 and approximately 5,000 short dramas by the end of calendar year 2027. However, these targets are forward-looking in nature and may not be achieved on the anticipated timeline, or at all.

YYYS is positioned as a short-form drama platform targeting primarily female users aged 25–45 in the United States. The platform currently focuses on romance and emotionally driven content, with additional genres such as suspense and science fiction under evaluation. The Company’s user acquisition strategy includes a combination of organic traffic generation through social media platforms (including YouTube, Facebook, and TikTok) and paid user acquisition campaigns through third-party advertising platforms. The Company’s monetization model consists of a one-time lifetime membership fee of approximately USD 35, which provides users access to platform content, as well as an advertising-supported model for non-paying users, including reward-based video advertisements. There can be no assurance that these monetization strategies will generate sufficient user conversion or advertising revenue.

The Company leverages production resources in Los Angeles, a hub for short-form drama content production, and utilizes a combination of internally produced content and third-party licensed content to support initial platform offerings. The Company also intends to evaluate the use of artificial intelligence-enabled tools to assist in content production and post-production processes. Such technologies remain in early stages of development, and there can be no assurance that they will result in anticipated cost efficiencies or production scalability.

The Company plans to pursue a phased international expansion strategy following initial launch in the United States, including potential expansion into Southeast Asia, Europe, and the Middle East, subject to regulatory, operational, and commercial considerations.

The Company completed its first transaction in July 2025, generating approximately $36,000, followed by a second transaction in December 2025 that contributed approximately $71,600 in revenue. These transactions represent early-stage commercial activities and should not be considered indicative of results in future periods.

Results of Operations – Three months ended April 30, 2026 Compared to Three months ended April 30, 2025

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months ended April 30,
	2026	2025	Variance
Net revenue-advertising	$1,051,217	$354,791	196%
Total Revenues	1,051,217	354,791	196%
Operating cost and expenses:
Cost of revenue	712	-	100%
Selling, general and administrative	213,566	169,887	26%
Total operating cost and expenses	214,278	169,887	26%
Operating income	836,939	184,904	353%
Other (expenses) income	(3,578)	1,833	-295%
Income before income taxes	833,361	186,737	346%
Income tax expense	276,257	95,780	188%
Net income	557,104	90,957	512%

Revenue: Net revenue from advertising placement services totaled USD 1.05 million for the three months ended April 30, 2026, compared to USD 0.35 million in the same period of 2025. The increase was primarily attributable to the Company’s efforts to optimize its customer portfolio and renegotiate commercial terms with key customers to improve service margins. Beginning in the latter part of calendar year of 2025, the Company initiated negotiations with a majority of its customers to revise contract terms and improve margins. As a result, certain advertising placement activities were temporarily reduced or postponed during the prior two quarters. During the current quarter, substantially all major contract negotiations were completed, and the Company’s advertising placement operations resumed normal business activities. During the period, the Company focused on expanding relationships with major higher-quality customers, which contributed to the growth in revenue. In April 2026, the Company entered into annual framework agreements with several major customers with an aggregate gross contract value of approximately RMB 500 million. Management believes these agreements will further strengthen the Company’s advertising service pipeline and customer base.

Operating Cost and Expenses: For the three months ended April 30, 2026, the Company recorded cost of revenue of USD 712, compared to nil in the same period of 2025. Cost of revenue primarily consisted of amortization expense related to licensed mini-drama content assets uploaded to the Company’s new mini-drama application, which was in the testing and launch stage during the period and was subsequently launched on Google Play and made available on the Apple App Store in the United States. Selling, general and administrative expenses increased to approximately $0.21 million for the three months ended April 30, 2026, compared to approximately $0.17 million for the corresponding period in 2025. The increase was primarily driven by higher audit fees and increased directors’ and officers’ (D&O) insurance premiums.

Other (Expense) Income: Other expenses for the 2026 period were immaterial and primarily consisted of net interest expense on loans from related parties. In contrast, other income for the three months ended April 30, 2025, primarily consisted of interest income from related party loan receivables net with interest expense on loans from related parties.

Income tax expense: The income tax recognized for the three months ended April 30, 2026 and 2025, resulted from the income tax from the operating income in China.

Net Income: We recorded a net income of USD 0.56 million or USD 0.02 per share for the three months ended April 30, 2026, compared to a net income of USD 0.09 million or USD 0.00 per share for the same period of 2025, due to the factors discussed above.

Results of Operations – Nine months ended April 30, 2026 Compared to Nine months ended April 30, 2025

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Nine Months ended April 30,
	2026	2025	Variance
Net revenue-advertising	$1,503,976	$1,200,290	25%
Revenue-minidrama	71,600	-	100%
Total Revenues	1,575,576	1,200,290	31%
Operating cost and expenses:
Cost of revenue	3,805	109,822	-97%
Selling, general and administrative	599,463	536,642	12%
Total operating cost and expenses	603,268	646,464	-7%
Operating income	972,308	553,826	76%
Other (expenses) income	(13,141)	42,776	-131%
Income before income taxes	959,167	596,602	61%
Income tax expense	344,432	234,361	47%
Net income	614,735	362,241	70%

Revenue: Advertising revenue was approximately $1.50 million for the nine months ended April 30, 2026, compared to approximately $1.20 million for the same period in 2025, representing a 25% increase. Total revenue, including mini-drama revenue of approximately $0.07 million, was approximately $1.58 million for the nine months ended April 30, 2026, representing a 31% increase from the same period in 2025. The increase was primarily attributable to the Company’s efforts to optimize its customer portfolio and renegotiate commercial terms with key customers to improve service margins. Beginning in the latter part of calendar year 2025, the Company initiated negotiations with a majority of its customers to revise contract terms and improve margins. As a result, certain advertising placement activities were temporarily reduced during the prior two quarters. During the current quarter, substantially all major contract negotiations were completed, and the Company’s advertising placement operations resumed normal business activities, contributing to the increase in revenue. The Company also continued to focus on expanding relationships with higher-quality customers, which further supported revenue growth during the period. In April 2026, the Company entered into annual framework agreements with several major customers with an aggregate gross contract value of approximately RMB 500 million. Management believes these agreements will further strengthen the Company’s advertising service pipeline and customer base.

Cost of revenue：For the first nine months of 2025, short drama copyright fees amortized $3,800, compared with $109,800 for the same period in 2024. The prior-year amount mainly related to outsourcing consulting services, while no such expenses were recorded in the current period.

Operating Cost and Expenses: For the nine months ended April 30, 2026, the Company recorded cost of revenue of $3,093, compared to USD 0.11 million in the same period of 2025. The current period cost of revenue was primarily attributable to the acquisition of minidramas from an overseas supplier as well as the amortization expense of licensed mini-drama content assets uploaded to the Company’s new mini-drama application, which was in the testing and launch stage during the period and was subsequently launched on Google Play and made available on the Apple App Store in the United States, whereas the prior-year cost was largely driven by one-time service associated with the advertising placement. Selling, general, and administrative expenses were USD 0.60 million for the nine months ended April 30, 2026, compared to USD 0.54 million in the same period of 2025. This slightly increase was primarily driven by higher audit fees and increased directors’ and officers’ (D&O) insurance premiums, partially offset by the absence of a one-time USD 0.02 million promotional expense incurred during the prior-year period.

Other (Expense) Income: Other expenses for the 2026 period were primarily consisted of net interest expense on loans from related parties.

In contrast, other income for the 2025 period was largely driven by gains from subsidiary disposals, government grants, and interest income from related party loan receivables net with interest expense on loans from related parties.

Income tax expense: The income tax recognized for the nine months ended April 30, 2026 and 2025, resulted from the income tax from the operating income in China.

Net Income: We recorded a net income of USD 0.61 million or USD 0.02 per share for the nine months ended April 30, 2026, compared to a net income of USD 0.36 million or USD 0.01 per share for the same period of 2025, due to the factors discussed above.

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

As of April 30, 2026, we had a working capital of $522,279 comprised of current assets of $3,763,613 and current liabilities of $3,241,334 .. This represented an improvement of approximately $628,018 compared to the working capital deficit of approximately $105,739 as of July 31, 2025. As of April 30, 2026, the Company had an accumulated deficit of approximately $4,196,998, compared to approximately $4,811,733 as of July 31, 2025. Historically, the Company has funded its operations primarily through cash generated from operations, short-term borrowings from related parties, and equity financing.

As of April 30, 2026, the Company has issued a total of 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of common stock. On December 11, 2018, 24,022,500 shares of common stock were issued at the price of $0.08 per share to raise an additional $1,921,800 in capital. On November 24, 2020, the Company issued additional 250,000 shares of common stock to a significant shareholder of the Company at $0.08 per share.

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

Future Funding Requirements

Management currently expects that the Company’s funding requirements for the next twelve months will exceed $2.0 million. The Company is currently pursuing the uplisting of its common stock from the OTC market to the Nasdaq Capital Market. If the uplisting is successfully completed and market conditions permit, the Company may seek to raise additional capital through equity financings. Any proceeds from such financings are expected to be used to support the Company’s working capital requirements, application development costs, content licensing costs, marketing and user acquisition expenses associated with the launch and promotion of the Company’s mini-drama application, expenses associated with the uplisting process, and other general corporate purposes.

If the Company is unable to obtain adequate additional financing when needed, it may be required to significantly reduce, delay, or discontinue its planned operations, scale back marketing and development activities, dispose of assets, seek protection under applicable bankruptcy laws, or pursue other strategic alternatives. There can be no assurance that any such alternatives would be available on commercially reasonable terms or at all.

Cash Flows – Nine months ended April 30, 2026 Compared to Nine months ended April 30, 2025

Operating Activities

Net cash used in operating activities was $338,964 for the nine months ended April 30, 2026 as compared to $124,676 net cash provided by the operations for the same period in 2025. During the nine months ended April 30, 2026, net cash used in operating activities was primarily attributable to a decrease in contract liabilities of $4,131,742, an increase in accounts receivable of $218,959 , and a decrease in accounts payable of $45,146, partially offset by net income of $614,735, a decrease in advances to contractors of $3,417,020 , and an increase in other current payables of $22,914.

During the nine months ended April 30, 2025, net cash provided by operating activities was primarily attributable to net income of approximately $362,241, a decrease in advances to contractors of $1,504,496, a decrease in accounts receivable of $214,932, an increase in related party payables of $16,302, and partially offset by a decrease in contract liabilities of $1,061,531 and a decrease in accounts payable of $898,895.

Investing activities

Net cash used in investing activities for the nine months ended April 30, 2026 was $10,749, primarily attributable to payments for application development costs related to the Company’s mini-drama application.

Net cash used in investing activities for the nine months ended April 30, 2025 was $527,047, primarily attributable to the issuance of short-term loan receivables bearing interest at 3% per annum, which matured in July and August 2025.

Financing activities

Net cash provided by financing activities was $449,556 for the nine months ended April 30, 2026, compared to net cash provided by financing activities of $139,255 for the same period in 2025. For the nine months ended April 30, 2026, net cash provided by financing activities primarily consisted of $325,000 in proceeds from related-party notes payable bearing interest at 5% per annum and $228,840 in non-interest-bearing advances from related parties. These cash inflows were partially offset by $54,284 in payments of deferred offering costs and $50,000 in repayments of related-party notes payable.

(Refer to Note 3, “Related Party Transactions,” for further details.)

For the nine months ended April 30, 2025, net cash provided by financing activities primarily consisted of $341,434 in advances from related parties, including advances from a relative of a current major shareholder, and $201,200 in proceeds from related party notes payable. These cash inflows were partially offset by repayments of notes payable of $195,000, repayments of non-interest-bearing related-party payables of $108,411, and payments of deferred offering costs of $99,968.

Off-Balance Sheet Arrangements

As of and subsequent to April 30, 2026, we have no off-balance sheet arrangements.

Contractual Commitments

As of April 30, 2026, we don’t have material contractual commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2026, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to significant deficiency in our internal controls described below.

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

Changes in Internal Control

During the nine months ended April 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The remediation activity described above were initiated and are currently in the process of being implemented.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any other legal proceedings during the nine months ended April 30, 2026, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

HARTFORD CREATIVE GROUP, INC.

Date: June 12, 2026	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

