Form 10-K
period 2026-07-31
Hartford Creative Group, Inc.
filed 2026-11-12
CIK 1482554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

January 30, 2026 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $19,590,149.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $0.001

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,027,004 shares of common stock outstanding as of November 9, 2026.

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

PART I

ITEM 1. BUSINESS.

General

Hartford Creative Group, Inc. (“HFUS,” “we,” “us,” or “Company”) was originally incorporated in the State of Nevada on April 2, 2008 under the name PhotoAmigo, Inc. It changed its name to Hartford Great Health Corp. on August 22, 2018. On May 11, 2024, the Company further changed its name to Hartford Creative Group, Inc.

Overview

The Company is a media and marketing company. Following its exit from its legacy hospitality and early childhood education operations, the Company has, since January 2024, concentrated on two principal lines of business: (i) social media advertising and related marketing services in China, and (ii) a mini-drama content business, which includes a short-form drama streaming application launched in the United States. The Company conducts its advertising operations through operating subsidiaries in China and supports its short-form drama application with resources based in the United States.

Social Media Advertising and Marketing Services. The Company provides advertising placement and related marketing services on mainstream social media platforms, including TikTok, Toutiao, Kwai, RED, WeChat, and Baidu. These services are conducted principally through its subsidiaries Hartford ZY Culture Media (Shanghai) Co., Ltd. (“HFZY”), ShaoXing HuoMao Network Technology Ltd. (“SXHM”), which the Company acquired in June 2024, and Nanjing HaoYiPeng Information Technology Ltd. (“NJHY”), which HFZY established in May 2025 to further expand the advertising business. In the advertising placement arrangement, the advertisements are published on the media platforms selected by the customer; the Company does not control the underlying media traffic and therefore acts as an agent, reporting placement revenue on a net basis. The Company intends to provide vertical integration services, including advertising creative development, video production, editing, and advertising operations and campaign management. The Company also plans to develop overseas TikTok advertising campaigns for domestic Chinese customers seeking to reach international markets.

Mini-Drama Content Business. Beginning in June 2025, the Company established a mini-drama content business that involves acquiring non-exclusive licenses of mini-dramas, performing in-house editing, and licensing the completed content to customers. Because the Company controls the license rights before they are transferred, is responsible for fulfilling the arrangement, and independently establishes pricing, it acts as the principal in these transactions and recognizes the related revenue on a gross basis. This business is in an early, developmental stage.

In April 2026, the Company launched “YYYS,” a short-form drama streaming application. The application became available for testing on April 28, 2026, was released on Google Play in the United States on May 6, 2026, and became available on the Apple App Store in the United States on June 2, 2026. YYYS is positioned as a short-form drama platform aimed primarily at female users between the ages of 25 and 45 in the United States, and it focuses initially on romance and emotionally driven content, with additional genres such as suspense and science fiction under evaluation. The Company offers its programming through a combination of internally produced and third-party licensed content, draws on production resources in Los Angeles, and is evaluating the use of artificial intelligence-enabled tools in content production and post-production. The Company expects to grow the YYYS content library over time.

The Company intends to monetize the YYYS application through a one-time lifetime membership fee that provides users with access to platform content and through an advertising-supported model for non-paying users, including reward-based video advertisements. The Company’s user acquisition strategy combines organic traffic generated through social media platforms, such as YouTube, Facebook, and TikTok, with paid user acquisition campaigns conducted through third-party advertising platforms. Following its initial launch in the United States, the Company plans to pursue a phased international expansion strategy, subject to regulatory, operational, and commercial considerations. There can be no assurance that these strategies will be successful.

Employees

As of November 9, 2026, we have 22 employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide information required by this Item.

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

ITEM 2. PROPERTIES

The Company previously leased office space in Shanghai measuring approximately 543 square feet (50.4 square meters) from Shanghai DuBian Assets Management Ltd., which is managed by relatives of a major shareholder. The lease was effective from February 18, 2024 through February 17, 2026, at a fixed monthly rent of RMB 4,600 (approximately $638). Upon expiration of the lease, effective February 18, 2026, the Company entered into a lease agreement for small office space located at Room 113, Building 1, No. 4958 Xianghua Qingzhu Road, Chongming District, Shanghai, China, with approximately 15 square meters. The lease term is from February 18, 2026 through February 17, 2027, at a fixed annual rent of RMB 3,000 (approximately $400). The lease is subject to renewal upon mutual agreement.

Effective January 1, 2026, the Company entered into a lease agreement for office space located at B902/B903, Building BC, Huipu Plaza, Shangyu District, Shaoxing City, Zhejiang, China, with a total area of approximately 107.76 square meters. The lease term is from January 1, 2026 through December 31, 2026. The monthly rent was approximately RMB 3,000 (approximately $400), with annual rent of approximately RMB 34,000(approximately $4,800). The lease is subject to renegotiation and renewal by mutual agreement upon expiration.

Effective June 1, 2026, the Company entered into a lease agreement for office space located at Room 802, 8th Floor, Zhihui Park, Youzhi Building, No. 29 Kejian Road, Jiangning District, Nanjing, Jiangsu, China, with a total area of approximately 42 square meters. The lease term is from June 1, 2026 through May 30, 2027, at a fixed monthly rent of RMB 1,600 (approximately $200), or RMB 19,200 (approximately $4,800) for the annual lease term. The lease is subject to renegotiation and renewal by mutual agreement upon expiration.

The Company also uses the office, located at 8832 Glendon Way, Rosemead, CA 91770, which is owned by its former principal stockholder, for the office facility needs, at a fixed monthly rent of USD 1,000. The original lease term was from January 1, 2025 through December 31, 2025. Beginning January 1, 2026, the lease has continued on a month-to-month basis at a fixed monthly rent of $1,000.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any other legal proceedings during the year ended July 31, 2026, and are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party

ITEM 4. MINE SAFETY DISCLOSURES

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

On November 9, 2026, the closing price of our common stock reported on the OTC Markets was $2.0 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Fiscal 2026	Low	High
First Quarter	$2.02	$5.00
Second Quarter	$1.99	$5.36
Third Quarter	$3.50	$7.52
Fourth Quarter	$4.00	$4.00

Fiscal 2027	Low	High
First Quarter	$1.28	$4.00

Holders

As of November 9, 2026, 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of our common stock were issued and outstanding and were held by 18 stockholders of record. This number does not include ‘beneficial owners’ whose shares are held in ‘street name’ by banks, brokers, and other financial institutions.

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

Transfer Agent

The transfer agent and registrar for the Common Stock is Odyssey Transfer and Trust Company located at 860 Blue Gentian Rd, Suite 320, Eagan, MN 55121 and its telephone number is 1-855-584-2880.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of July 31, 2026, and the results of operations for the years ended July 31, 2026, and 2025. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

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

The independent registered public accounting firms’ reports on our financial statements as of July 31, 2026 and 2025, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding the factors prompting the explanatory paragraph are discussed in the financial statements, including footnotes thereto.

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

Since launching the advertising placement services business in January 2024, the Company has experienced significant growth and expansion. For the year ended July 31, 2026 and 2025, the Company generated net revenue of approximately $2.7 million and $2.0 million, respectively, from advertising placement services. The Company provides service to facilitate advertising placements. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the Company satisfies its performance obligation. As disclosed in Note 1 under category “Revenue Recognition”, the Company is not the principal in executing these transactions. The Company reports the amount received from the customers and the amounts paid to the media platforms or upside agent related to these transactions on a net basis.

In response to the continued expansion of our advertising business, the Company initiated a strategic optimization of its advertising client portfolio and focused on strengthening relationships with high-quality customers, consolidating key accounts, and enhancing engagement with larger advertisers. In April 2026, the Company entered into non-binding framework agreements with several major customers with an aggregate contract value of approximately RMB 500 million. These framework agreements establish the basis for future advertising placement opportunities and are expected to enhance the visibility and stability of the Company’s business pipeline. The Company believe these initiatives position it to further expand its advertising placement services business and increase advertising transaction volume in future periods. However, revenues generated under the framework agreements will depend on the execution of individual service orders, customer advertising spending levels, market conditions, and other factors, and there can be no assurance regarding the amount or timing of revenues that may ultimately be realized from such arrangements.

In addition to its social media advertising business, the Company has developed a mini-drama business. Beginning in June 2025, the Company commenced mini-drama transactions, which involve acquiring non-exclusive licenses of mini-dramas, performing in-house editing, and licensing the completed content to customers. Because the Company controls the license rights prior to transfer, is responsible for fulfilling the arrangement, and independently establishes pricing, it acts as the principal in these transactions and recognizes the related revenue on a gross basis. The Company completed its first mini-drama transaction in July 2025, generating approximately $36,000 in revenue, and completed a second transaction in December 2025 that contributed approximately $71,600 in revenue. These transactions represent early-stage commercial activities and should not be considered indicative of results in future periods.

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

Results of Operations – Year ended July 31, 2026 Compared to Year ended July 31, 2025.

The following table presents certain consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Years Ended July 31,
	2026	2025	Variance
Net revenue-advertising	$2,672,429	$1,999,211	34%
Revenue-minidrama	71,600	36,000	99%
Total Revenues	2,744,029	2,035,211	35%
Operating cost and expenses:
Cost of revenue	7,081	112,618	(94)%
Selling, general and administrative	777,943	697,416	12%
Credit loss expense	497,966	-	100%
Total operating cost and expenses	1,282,990	810,034	58%
Operating income	1,461,039	1,225,177	19%
Other (expenses) income	(14,748)	45,944	(132)%
Income before income taxes	1,446,291	1,271,121	14%
Income tax expense	804,524	172,011	368%
Net income	$641,767	$1,099,110	(42)%

Revenue: For the year ended July 31, 2026, the Company generated net revenues of $2,744,029, an increase of $708,818, or approximately 34.8%, from $2,035,211 for the year ended July 31, 2025. The increase in net revenues was primarily attributable to higher revenue from the Company’s advertising placement services. Advertising placement services accounted for approximately 97.4% of total net revenues, compared with approximately 98.2% in the prior year, and increased by approximately 33.7% year over year. The increase primarily reflected growth in the Company’s advertising agency business, including changes in its customer portfolio and commercial terms with certain key customers. During the year ended July 31, 2026, the Company continued to optimize its customer portfolio and renegotiate commercial terms with certain customers, which management believes contributed to improved economics for certain advertising service arrangements.

For the years ended July 31, 2026 and 2025, the remaining 2.6% of net revenues, or $71,600, and 1.8% of net revenues, or $36,000, respectively, were generated from the Company’s mini-drama business. The mini-drama business was in the early stage of commercialization during the year ended July 31, 2026 and generated a relatively small portion of the Company’s total revenue during the period.

In April 2026, the Company entered into annual framework agreements with several major customers with an aggregate gross contract value of approximately RMB 500 million. These framework agreements establish potential advertising service arrangements with the customers; however, the amount and timing of revenue that may ultimately be recognized will depend on the actual services provided, customer orders or other applicable contractual conditions, and the Company’s satisfaction of the applicable revenue recognition requirements. Accordingly, the aggregate gross contract value of these framework agreements should not be considered an estimate of the Company’s future revenue.

Management expects to continue developing its mini-drama business through the YYYS App during fiscal 2027, including through marketing and promotional activities across major social media platforms. The Company expects to use these activities to increase awareness and user engagement with the YYYS App and its mini-drama content. The timing and amount of any resulting revenue will depend on market acceptance, user engagement, customer demand, monetization of the platform, and other factors.

Operating Cost and Expenses: Cost of revenue decreased significantly to $7,081 for the year ended July 31, 2026, compared with $112,618 for the year ended July 31, 2025, a decrease of $105,537, or approximately 93.7%. Because the Company recognizes revenue from its advertising placement services on a net basis, the related costs are net to gross revenue amount and generally not included in cost of revenue. Cost of revenue for the year ended July 31, 2026 primarily consisted of costs associated with the Company’s mini-drama content. In comparison, cost of revenue for the year ended July 31, 2025 primarily consisted of outsourced consulting service costs. The Company did not incur comparable outsourced consulting service costs during the year ended July 31, 2026, resulting in the significant decrease in cost of revenue.

During the year ended July 31, 2026, selling, general and administrative expenses increased to $777,943 from $697,416 during the year ended July 31, 2025. The increase was primarily driven by increased directors’ and officers’ (D&O) insurance premiums and higher audit fees. In addition, the Company recorded a credit loss expense of $497,966 for the year ended July 31, 2026, reflecting an allowance for expected credit losses established against accounts receivable that remained uncollected as of July 31, 2026, with no comparable charge in the prior year. This provision was the principal driver of the increase in total operating cost and expenses for fiscal 2026.

Other (expense) income: Other expense, net amounted to $14,748 for the year ended July 31, 2026, compared to other income, net of $45,944 for the corresponding period of 2025. The change primarily reflected the absence in fiscal 2026 of a $21,362 gain on the disposal of subsidiaries and an approximately $21,000 local government grant recognized in fiscal 2025. In addition, the Company incurred net interest expense of $15,389 in fiscal 2026, compared with net interest income of $3,137 in fiscal 2025.

Income tax expense: The income tax recognized for the fiscal years ended July 31, 2026 and 2025 resulted primarily from income taxes on the operating income of the Company’s China-based operations and the deferred tax effects of temporary differences. Income tax expense was $804,524 for the year ended July 31, 2026, compared to $172,011 for the year ended July 31, 2025. The increase in income tax expense for fiscal 2026 was primarily due to higher current income taxes on the Company’s China-based operations and a valuation allowance of $350,845 recorded against the deferred tax asset related to GILTI; see Note 8—Income Taxes to our Consolidated Financial Statements. The net deferred tax assets are expected to reduce future income tax liabilities.

Net Income: We recorded net income of $641,767, or $0.03 per share, for the year ended July 31, 2026, compared to net income of $1,099,110, or $0.04 per share, for the year ended July 31, 2025, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2026, we had working capital of $749,187 comprised of current assets of $4,568,285 and current liabilities of $3,819,098. This represents an improvement of $854,926 from the July 31, 2025 working capital deficit of $105,739. The improvement was primarily due to the positive operating results for the fiscal year ended July 31, 2026. We had an accumulated deficit of $4,169,966 compared to $4,811,733 at the previous year end. To date, we have funded our operations through short-term debt and equity financing.

As of July 31, 2026, we have issued a total of 25,027,004 shares (reflecting the 1 for 4 Reverse Stock Split) of common stock. On December 11, 2018, 24,022,500 shares of common stock were issued at the price of $0.08 per share to raise an additional $1,921,800 in capital. On November 24, 2020, we issued additional 250,000 shares of common stock to one of our significant shareholders at $0.08 per share.

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

Future Capital Expenditures

Management currently estimates that the Company’s funding requirements for the next twelve months will exceed $2.0 million. The Company is currently pursuing an uplisting of its common stock from the OTC market to the Nasdaq Capital Market. If the uplisting is successfully completed and market conditions are favorable, the Company may seek to raise additional capital through one or more equity financings. There can be no assurance that the Company will successfully complete the uplisting or that any financing will be available on acceptable terms, or at all.

Any proceeds from future financings, if completed, are expected to be used primarily to fund the Company’s working capital requirements, application development, content licensing, marketing and user acquisition activities related to the development and promotion of its mini-drama application, expenses associated with the proposed uplisting, and other general corporate purposes.

The Company may require additional financing to fund its operations and planned business activities. If the Company is unable to obtain sufficient additional financing when needed, it may be required to reduce, delay or discontinue certain planned operations and expenditures, including marketing and application development activities, dispose of assets, seek protection under applicable bankruptcy laws, or pursue other strategic alternatives. There can be no assurance that additional financing or other strategic alternatives will be available on commercially reasonable terms, or at all. Any inability to obtain sufficient financing could have a material adverse effect on the Company’s business, financial condition and results of operations.

Cash Flows – Year ended July 31, 2026 Compared to Year ended July 31, 2025

Operating Activities

Cash used in operating activities was $636,298 for the year ended July 31, 2026, as compared to $13,094 for the year ended July 31, 2025.

During the year ended July 31, 2026, the Company generated net income of $641,767 and recorded a non-cash credit loss expense of $497,966, a non-cash deferred tax adjustment of $191,956 and a gain on forgiveness of lease liability of $5,609. These amounts were offset by a net decrease of approximately $1,963,000 from changes in operating assets and liabilities. The principal usage of operating cash related to a decrease in contract liabilities of $4,764,048 and an increase in accounts receivable of $911,604, offset by a decrease in advance to contractors of $2,848,913, an increase in other current payable of $768,690, and an increase in accounts payable of $101,032.

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

Investing activities

The cash used in investing activities was $20,325 for the year ended July 31, 2026, primarily as a result of the payment of Mini-drama APP development costs of $20,325.

The cash used in investing activities was $527,755 for the year ended July 31, 2025, primarily as a result of the addition of short-term related party loan receivables of $665,927, offset by repayment of $138,735, bearing a 3% interest rate.

Financing activities

Cash provided by financing activities was $686,026 for the year ended July 31, 2026, as compared to $284,305 for the year ended July 31, 2025. The cash provided by financing activities for the year ended July 31, 2026 was primarily due to proceeds from related party notes payable of $422,000 and advances from related parties of $373,310, partially offset by principal repayment of related party notes payable of $50,000 and payment of offering costs of $59,284.

The cash flows provided by financing activities for the year ended July 31, 2025 were primarily due to advances from related parties of $501,434 and proceeds from related party notes payable of $201,200, offset by principal repayment of related party notes payable of $216,000, repayment of related party advancement of $93,927, and payment of offering costs of $108,402. In addition, during the year ended July 31, 2025, related party payable in amount of $2,516,853 were forgiven and recorded as a contribution to additional paid-in capital. This forgiveness was a non-cash financing activity and, therefore, did not impact cash flows.

Off-Balance Sheet Arrangements

As of and subsequent to July 31, 2026, we have no off-balance sheet arrangements.

Contractual Commitments

As of July 31, 2026, except the commitments disclosed in Note 9, we have no other material contractual commitments.

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

The Company provides traffic acquisition service to place advertisements produced by advertisers and provides advertisements account charging service to customers. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the Company satisfies its performance obligation, which is the facilitation of advertising placements. Control is transferred, and the performance obligation is satisfied, when the customer’s advertisement accounts are successfully charged and the platform access is secured. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. Accordingly, the Company acts as an agent in these transactions and reports placement revenue on a net basis.

Beginning in June 2025, the Company commenced its mini-drama business, which involves acquiring non-exclusive licenses of mini-dramas, performing in-house editing, and licensing the completed content to customers. The Company completed its first mini-drama transaction in July 2025, generating approximately $36,000 in revenue, and completed a second transaction in December 2025 that contributed approximately $71,600 in revenue. In each transaction, the Company controls the license rights prior to transfer, is responsible to the customer, and sets pricing independently, and therefore acts as the principal and recognizes revenue on a gross basis. Because the license represents a right-to-use intellectual property (static content with no ongoing updates), revenue is recognized at a point in time when the license rights are made available to the customer at the start of the license term, and the related procurement cost is recorded as cost of revenues.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting Company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hartford Creative Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartford Creative Group, Inc. and subsidiaries (the “Company”) as of July 31, 2026 and 2025, the related consolidated statements of income and comprehensive income, changes in stockholders’ deficit and cash flows for each of the two years in the period ended July 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has accumulated deficits and is in the early stage of transitioning to its new business model that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP (PCAOB ID: 2485)

We have served as the Company’s auditor since 2019.

Rowland Heights, California

November 12, 2026

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2026	July 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$88,638	$57,065
Licensed mini-drama content assets, net	5,921	-
Accounts receivable, net	497,966	53,867
Advance to contractors	3,744,740	6,288,411
Prepaid and other current receivables	11,035	502
Deferred offering costs	219,985	108,550
Total Current Assets	4,568,285	6,508,395
Non-current Assets
Property and equipment, net	851	910
Mini-drama APP	20,366	-
Other assets	9,213	3,527
Deferred tax assets	208,533	400,490
Total Non-current Assets	238,963	404,927
TOTAL ASSETS	$4,807,248	$6,913,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$151,053	$44,169
Related party loan and payables	1,989,100	1,107,187
Contract liabilities	245,735	4,852,812
Current operating Lease liabilities	-	5,441
Other current payable	1,433,210	604,525
Total Current Liabilities	3,819,098	6,614,134
TOTAL LIABILITIES	3,819,098	6,614,134
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,027,004 shares outstanding at both of July 31, 2026 and 2025*	25,027	25,027
Additional paid-in capital	4,765,455	4,765,455
Accumulated deficit	(4,169,966)	(4,811,733)
Accumulated other comprehensive income	367,634	320,439
Total Stockholders’ Equity	988,150	299,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,807,248	$6,913,322

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended July 31,
	2026	2025
Revenue	$2,672,429	$1,999,211
Revenue - Minidrama	71,600	36,000
Total Revenue	2,744,029	2,035,211
Operating cost and expenses:
Cost of revenue	-	109,822
Cost of revenue - Minidrama	7,081	2,796

Selling, general and administrative expenses	777,943	697,416
Credit loss expense	497,966	-
Total operating cost and expenses	1,282,990	810,034
Operating income	1,461,039	1,225,177

Other Income
Interest income (expense), net	(15,389)	3,137
Gain on disposal of subsidiary	-	21,362
Other income, net	641	21,445
Total other income, net	(14,748)	45,944
Income before income taxes	1,446,291	1,271,121

Income Tax Expense	804,524	172,011
Net income	641,767	1,099,110

Net income per common share:
Basic and diluted	$0.03	$0.04
Weighted average shares outstanding:
Basic and diluted*	25,027,004	25,027,004

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended July 31,
	2026	2025
Net income	$641,767	$1,099,110
Other Comprehensive income, net of income tax
Foreign currency translation adjustments	47,195	36,699
Total Other Comprehensive Income	47,195	36,699
Total Comprehensive income	$688,962	$1,135,809

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock*		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital*	(Deficit)	income	(Deficit)
Balance, July 31, 2024	25,027,004	25,027	2,248,602	(5,910,843)	283,740	(3,353,474)
Net income	-	-	-	1,099,110	-	1,099,110
Related party payable forgiveness	-	-	2,516,853	-	-	2,516,853
Foreign currency translation adjustment	-	-	-	-	36,699	36,699
Balance, July 31, 2025	25,027,004	25,027	4,765,455	(4,811,733)	320,439	299,188
Net income	-	-	-	641,767	-	641,767
Foreign currency translation adjustment	-	-	-	-	47,195	47,195
Balance, July 31, 2026	25,027,004	25,027	4,765,455	(4,169,966)	367,634	988,150

*	On March 31, 2025, the Company implemented a 1-for-4 reverse stock split (Note 1). All references to numbers of shares, common stock par value, additional paid-in capital and per-share data in the accompanying notes and consolidated financial statements have been adjusted to reflect such reverse stock split on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

HARTFORD CREATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$641,767	$1,099,110
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	677	-
Credit loss expense	497,966	-
Disposal gain of subsidiaries	-	(21,362)
Gain on forgiveness of lease liability	(5,609)	-
Deferred tax assets	191,956	(195,588)
Changes in operating assets and liabilities:
Accounts receivable	(911,604)	529,532
Prepaid and other current receivables	(10,409)	4,527
Licensed mini-drama content assets, net	(14,684)	-
Advance to contractors	2,848,913	(3,834,924)
Related party receivables and payables	15,419	18,353
Contract liabilities	(4,764,048)	3,514,536
Accounts payable	101,032	(1,285,101)
Other current payable	768,690	154,320
Operating lease assets and liabilities	3,636	3,503
Net cash used in operating activities	(636,298)	(13,094)

Cash flows from investing activities:
Payment of APP development cost	(20,325)	-
Disposal of subsidiaries	-	(244)
Purchases of property and equipment	-	(319)

Related party loan receivable*	-	(665,927)
Repayment of related party loan receivable	-	138,735
Net cash used in investing activities	(20,325)	(527,755)

Cash flows from financing activities:
Proceeds of related party notes payable	422,000	201,200
Repayment of related party notes payable	(50,000)	(216,000)
Advances from related parties	373,310	501,434
Repayment of related party advances*	-	(93,927)
Payment of offering costs	(59,284)	(108,402)
Net cash provided by financing activities	686,026	284,305

Effect of exchange rate changes on cash	2,170	2,846

Net change in Cash and cash equivalents	31,573	(253,698)
Cash and cash equivalents at beginning of period	57,065	310,763
Cash and cash equivalents at end of period	$88,638	$57,065

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$345,601	$324,235
Supplemental Disclosure For Noncash Investing And Financing Activities:
Related party payable forgiveness	-	2,516,853
Related party loan receivable settled with Related party payable	-	687,454
Related party paid offering expenses on behalf of the company	50,000	-

*	Balances reclassified due to related party relationship changes. See Note 3 and Note 4.

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

Beginning in 2024, the Company shifted its business focus to media and marketing services in China. The Company currently provides social media advertising placement, creative content production, campaign management, and related marketing services through its subsidiaries, primarily on social media platforms including TikTok, Toutiao, Kwai, RED, WeChat, Baidu and more. In connection with this business transition, the Company’s wholly owned subsidiary, Shanghai Hartford Health Management, Ltd., changed its name to Shanghai Hartford ZY Culture Media Ltd. (“HFZY”) on January 1, 2024. To support the expansion of its media and marketing operations, the Company acquired ShaoXing HuoMao Network Technology Ltd. (“SXHM”) on June 18, 2024 and established Nanjing HaoYiPeng Information Technology Ltd. (“NJHY”) on May 12, 2025. Certain inactive subsidiaries were subsequently disposed of during fiscal 2025.

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

Comprehensive Income: For the years ended July 31, 2026 and 2025, the Company included its foreign currency translation gain or loss as part of its comprehensive income.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other current receivable, accounts payable, related party payable, and other current payable. The carrying amounts of afore-mentioned accounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents: The Company maintains cash with banks in the USA and China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is USD250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of July 31, 2026 and 2025, none of the Company’s cash and cash equivalents held by financial institutions were uninsured.

Accounts Receivable and Allowance for Credit Losses: Accounts receivable are stated at the amounts billed to customers, net of an allowance for credit losses. The Company generally collects prepayments from customers and, in certain circumstances, grants credit terms of up to 90 days. The Company generally does not require collateral.

The Company estimates the allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. Historically, the Company has had no collection problems or credit losses in its advertising placement business, and customers have paid within the Company’s credit terms. As a result, the Company has no past experience to estimate losses on balances that remain unpaid beyond those terms. For customers without financial difficulty, the Company applies an aging-based loss-rate method, based on rates used by comparable digital advertising companies in China, and reserves a larger percentage of a balance the longer it stays unpaid, because older balances are less likely to be collected. Measured from the invoice date, the loss rates are 3% for balances outstanding up to 6 months, 5% for 6 to 12 months, 50% for 1 to 2 years, 80% for 2 to 3 years, and 100% for more than 3 years. Customers that show evidence of financial difficulty are evaluated individually, and their balances are reserved at 50%, 80% or 100%, depending on the severity of the difficulty and the progress of collection. These rates are adjusted when current conditions or reasonable and supportable forecasts indicate that expected losses differ. When information received after the balance sheet date, but before the financial statements are issued, provides evidence about conditions that existed at the balance sheet date and significantly affects the estimate, the Company reflects that information in the allowance. Receivables are written off against the allowance when determined to be uncollectible, and changes in the allowance are recorded as credit loss expense. As of July 31, 2026 and 2025, the Company had $995,932 and $53,867, respectively, of accounts receivable.

As of the date these financial statements were issued, the July 31, 2026 balance, which is due from three customers, had not been collected. These three customers are experiencing tight cash flow but remain in business, and the Company continues its collection efforts. The Company evaluated these customers individually and recorded an allowance for credit losses of $497,966 as of July 31, 2026, resulting in net accounts receivable of $497,966, and did not record an allowance as of July 31, 2025.

Deferred offering costs: Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock during the uplisting process, including the legal, accounting, printing and other offering related costs. Upon completion of the uplisting, these deferred offering costs are to be reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. As of July 31, 2026 and 2025, deferred offering costs amounted to $219,985 and $108,550, respectively.

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

The Company evaluates the tax consequences of income earned by its foreign subsidiaries under applicable U.S. tax laws, including the provisions governing global intangible low-taxed income (“GILTI”). Under PRC tax law, the standard corporate income tax rate is 25%, and Small and Low-Profit Enterprises(SLPEs) income tax rate is 20%. However, from January 1, 2023, through December 31, 2027, SLPEs are eligible for a reduced effective tax rate of 5% on the portion of annual taxable income up to RMB 3 million (inclusive).

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

The Company provides traffic acquisition service to place advertisements produced by advertisers and provides advertisements account charging service to customers. The advertisements are published on the targeted media platforms as determined by the customers. Revenue is recognized at a point in time when the Company satisfies its performance obligation, which is the facilitation of advertising placements. Control is transferred, and the performance obligation is satisfied, when the customer’s advertisement accounts are successfully charged and the platform access is secured. The Company is not the principal in this arrangement as the Company does not control the specified service (i.e., the traffic) before that service is delivered to the customer, because (i) it is the targeted media platform, rather than the Company, who is primarily responsible for providing the media publishing service; (ii) the media platforms are identified and determined by the customers, rather than the Company, and the Company does not commit to acquire the traffic before transferring to the customers. Therefore, the Company is not the principal in executing these transactions. Accordingly, the Company acts as an agent in these transactions and reports placement revenue on a net basis.

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

Mini-drama APP

The Company capitalizes qualifying costs incurred during the application development stage of internally developed software in accordance with ASC 350-40, Internal-Use Software. Capitalized costs primarily consist of payments to third-party developers and other direct costs incurred in developing the Company’s proprietary short drama mobile application. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. The development costs are recorded as APP development in progress until the application is substantially complete and ready for its intended use, at which time the costs would be reclassified as “Mini-drama APP” and amortized on a straight-line basis over the estimated useful life of the application, which management currently estimates to be three years. The Company’s proprietary mini-drama mobile application was launched in May and June 2026 and was substantially complete and available for its intended use at that time. Accordingly, as of July 31, 2026, the Company had capitalized approximately $21,000 of “Mini-drama App” costs. The Company recognized approximately $560 of amortization expense during the year ended July 31, 2026, which was included in selling, general and administrative expenses. No Mini-drama App costs were capitalized as of July 31, 2025.

Licensed mini-drama content assets, net

The Company acquires licenses for mini-drama content for distribution and access by members through its Mini-drama App. The costs of licensed content are capitalized when the Company obtains the contractual rights to distribute and make the content available to users and the content is accepted. Capitalized content costs are amortized on a straight-line basis over the contractual license period, which generally approximates the period over which the Company expects to derive economic benefits from the content, and are recognized as cost of revenue. The Company evaluates capitalized licensed content costs for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

As of July 31, 2026, the Company had licensed content assets, net of $5,921 classified as current assets and $9,213 classified as non-current assets under “Other assets,” for total licensed content assets, net of $15,134. During the year ended July 31, 2026, the Company recognized $3,988 of amortization expense related to these licensed content assets, which was included in cost of revenue. As of July 31, 2025, the Company had no licensed mini-drama content assets capitalized and no related amortization expense.

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

Recent Accounting Pronouncements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. The Company adopted this guidance for the fiscal year ended July 31, 2026 on a prospective basis. The adoption affected only the Company’s income tax disclosures in Note 8 and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. As of July 31, 2026, the Company had a working capital of $749,187 and an accumulated deficit of $4,169,966. Although the Company’s working capital position and operating results have improved, the Company is in the early stage of transitioning to its new business model, and there can be no assurance regarding the successful execution or profitability of these new operations. The Company’s accumulated deficit, limited operating history under its new business model, and dependence on future operating performance and financing activities raise substantial doubt about its ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

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

On July 31, 2025, the Company, KLZY, SH Qiaohong and Shanghai Oversea Chinese Culture Media Ltd. (“SH Oversea”), entered into a four-party agreement under which the outstanding loan receivable from KLZY, consisting of principal of $668,812 and accrued interest of $21,620, was fully settled through offset against related party payables owed to SH Qiaohong (KLZY’s parent company) and SH Oversea (KLZY’s sister company).

As of July 31, 2026 and 2025, the outstanding loan receivable balances were nil. Interest income for the years ended July 31, 2026 and 2025 was nil and $21,457, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Related Party Payables Settlement and Forgiveness

The Company’s related party relationships with SH Qiaohong and SH Oversea, which previously arose from shared management with HFZY, ceased on August 15, 2024. On November 26, 2024, Ms. Erin SongWang acquired a 39% ownership interest in the Company. As Ms. SongWang holds a 90% beneficial ownership interest in SH Qiaohong, and SH Oversea is a 95%-owned subsidiary of SH Qiaohong, SH Qiaohong and SH Oversea became related parties of the Company again upon Ms. SongWang’s acquisition of the Company’s ownership interest.

As of July 31, 2026 and 2025, amounts payable to SH Qiaohong were $333,214 and nil, respectively. These balances primarily represented funding provided to support the Company’s operations, were non-interest bearing, and were payable on demand. As discussed in Note 3, on July 31, 2025, $393,306 of the amount due to SH Qiaohong was offset against the loan receivable from its subsidiary, KLZY.

As of July 31, 2026 and 2025, net payable to SH Oversea were nil. The Company historically received advances from SH Oversea to support for its operations. These advances were non-interest bearing, and due on demand. On July 31, 2025, $321,126 of the amount due to SH Oversea was offset against the loan receivable from its affiliate, KLZY (as discussed in Note 3). The remaining balance of $2,516,853 was forgiven by SH Oversea and recorded as an increase to additional paid-in capital within shareholders’ deficit, as the debt forgiveness was, in substance, a capital contribution.

Related Party loans

HFUS borrowed in the form of a short-term loan at 5% per annum from a related party, Hartford Hotel Investment Inc., an entity managed by the same management team. $15,418 and $13,427 of interest expenses were recorded during the year ended July 31, 2026 and 2025, respectively. As of July 31, 2026 and 2025, the unpaid principal and interest amount of $612,816 and $225,398 , respectively, will be due on demand.

Since February 2024, the Company borrowed a total of $376,900 in short-term loans at an annual interest rate of 5% from a relative of one of its current major shareholders (the former primary shareholder). On April 22, 2024, $29,022 of the principal was used to offset profits that the former shareholder allegedly earned in violation of Section 16(b) of the Securities Exchange Act. As of July 31, 2024, the outstanding balance of principal and interest on these loans was $174,309, payable on demand. Interest expense of $nil and $4,927 were recorded for the year ended July 31, 2026 and 2025, respectively. On December 10, 2024, the outstanding loan balance of $355,436 (principal and interest) was converted to a non-interest-bearing advance from the former shareholder. This advance, combined with other related party payables, resulted in a total of $1,043,070 and $881,789 in outstanding operating advances from the former primary shareholder as of July 31, 2026, and 2025, respectively. These advances are non-interest-bearing and due on demand.

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

NOTE 5. ADVANCE TO CONTRACTORS AND CONTRACT LIABILITIES

In the advertisement placement services, the Company makes prepayments to the downstream agents or the media platforms (“contractor”) and receives advance payments from the customers. As of July 31, 2026 and 2025, the Company’s balance sheets reflect $3,744,740 and $6,288,411, respectively, in prepayments to contractors, categorized as “Advance to contractor” and $245,735 and $4,852,812, respectively, in customer advance payments, recorded under “Contract Liabilities”.

NOTE 6. OTHER CURRENT LIABILITIES

Other current payable consist as follows:

	July 31, 2026	July 31, 2025
Taxes payable	$615,962	$297,604
Accrued payroll	61,220	26,544
Payable to former owners	260,654	280,377
Other payables *	495,374	-
Other Current Liabilities	$1,433,210	$604,525

*	The balance primarily consists of advance payments received from three customers, which are subject to order cancellations and refunds

NOTE 7. CONCENTRATION RISK

For the year ended July 31, 2026 and 2025, two and three customers accounted for 24% and 62% , respectively, of the Company’s total gross billing. As of July 31, 2026 and 2025, the Company had $995,932 and $53,867, respectively, in outstanding receivables due from three and two customers. The Company recorded an allowance for credit losses of $497,966 against the balance as of July 31, 2026. As of July 31, 2026 and July 31, 2025, prepayments received from four and two customers, recorded as contract liabilities, accounted for 100 % and 69%, respectively, of total contract liabilities.

For the year ended July 31, 2026 and 2025, two contractors accounted for 23% and 36%, respectively, of the Company’s total services acquisition. As of July 31, 2026, the Company had $151,053 outstanding payables to two contractors. As of July 31, 2025, the Company had $44,169 outstanding payables to one contractor . As of July 31, 2026 and 2025, advances to four and three contractors accounted for 87% and 64%, respectively, of the Company’s total advance payments.

NOTE 8. INCOME TAXES

The Company’s consolidated financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods. The Company files consolidated federal, state, and foreign income tax filings. The Company recognizes current and deferred income taxes as a consolidated “C” corporation for periods ending.

The Company’s income (loss) before income taxes are subject to taxes in the following jurisdictions for the following periods:

	July 31, 2026	July 31, 2025

Pre-tax (loss) from U.S. operations	$(471,180)	$(386,692)
Pre-tax income from foreign operations	1,917,471	1,657,813
Total Pre-tax income	$1,446,291	$1,271,121

The provision for income taxes consisted of the following:

	July 31, 2026	July 31, 2025
Current:
Federal	$-	$-
State and local	800	800
Foreign	611,768	366,800
Total current	612,568	367,600
Deferred:
Federal	9,144	(163,223)
State and local	(43,541)	(32,366)
Foreign	(124,492)	-
Change in valuation allowance	350,845	-
Total deferred	191,956	(195,589)
Total income tax expense	$804,524	$172,011

The Company’s income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes primarily because of state income taxes, foreign income taxes, the tax effects of cross-border tax provisions, including GILTI, and the change in valuation allowance. The reconciliation of income tax expense at the U.S. federal statutory rate to the reported income tax expense for the years ended July 31, 2026 and 2025 was as follows:

	Fiscal Year Ended July 31, 2026
	Amount	Percent
Tax at U.S. federal statutory rate	303,721	21.00%
State income taxes, net of federal tax	(33,765)	(2.33)%
Foreign tax effect	84,607	5.85%
Effect of cross-border tax laws-GILTI	99,116	6.85%
Change in valuation allowance	350,845	24.26%
Effective Income tax expense/ rate	804,524	55.63%

	Fiscal Year Ended July 31, 2025
	Amount	Percent
Tax at U.S. federal statutory rate	266,935	21.00%
State income taxes, net of federal tax	(24,937)	(1.96)%
Foreign tax effect	18,659	1.47%
Effect of cross-border tax laws- GILTI	(93,132)	(7.33)%
Other	4,486	0.35%
Change in valuation allowance	-	0.00%
Effective Income tax expense/ rate	172,011	13.53%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of July 31, 2026 and 2025, are as follows:

	July 31, 2026	July 31, 2025
GILTI	350,845	350,846
State tax effect	(22,128)	(12,984)
Net operating loss carryforwards	106,169	62,628
Allowance for credit losses – PRC	124,492	-
Total	559,378	400,490
Valuation allowance	(350,845)	-
Net Deferred Tax Assets	208,533	400,490

The Company presents net deferred tax assets as noncurrent assets in the consolidated balance sheets.

Valuation allowance. The Company assesses the realizability of deferred tax assets in each tax-paying jurisdiction by considering all available positive and negative evidence, including historical operating results, the expected reversal of existing temporary differences, projected future taxable income, and available tax-planning strategies. While management expects the Company’s mini-drama application business to generate U.S. taxable income in future years, the deferred tax asset specifically related to GILTI depends upon the repatriation of previously taxed earnings from its PRC subsidiaries. Due to a change in management’s intention to indefinitely reinvest these earnings rather than distribute them, management concluded that it was more likely than not that the deferred tax asset related to GILTI would not be realized, despite the projected overall U.S. profitability. Accordingly, the Company recorded a valuation allowance of $350,845 against this deferred tax asset as of July 31, 2026. No valuation allowance was recorded as of July 31, 2025. The realization of deferred tax assets depends on the generation of sufficient taxable income in the relevant jurisdictions and periods. If actual results differ from management’s estimates or projected taxable income is not achieved, the Company may be required to record a valuation allowance in future periods.

Net operating loss carryforwards. As of July 31, 2026, the Company had California net operating loss carryforwards of approximately $1.2 million, which expire in tax years 2040 through 2045. The Company had no U.S. federal net operating loss carryforwards.

Undistributed foreign earnings. The Company intends to indefinitely reinvest the undistributed earnings of its PRC subsidiaries. Distributions of these earnings to the U.S. parent would generally be subject to PRC dividend withholding tax at a rate of 10%. The Company has determined that these earnings have been subject to U.S. taxation under applicable GILTI provisions; accordingly, distributions generally would not be subject to additional U.S. federal income tax, subject to applicable tax rules.

Uncertain tax positions. The Company had no unrecognized tax benefits as of July 31, 2026 or 2025, and there were no changes in unrecognized tax benefits during either year. The Company did not recognize any interest or penalties related to uncertain tax positions during the years ended July 31, 2026 and 2025.

Income taxes paid. For the years ended July 31, 2026 and 2025, the Company paid income taxes approximately $345,000 and $324,000, respectively, all of which were paid to tax authorities in the PRC (foreign jurisdictions). The Company made no income tax payments to U.S. federal tax authorities during either year. Income tax payments to state tax authorities in California were $800 and $800, respectively, for the years ended July 31, 2026 and 2025.

Tax Years Subject to Examination. The Company’s U.S. federal income tax returns for the tax years ended July 31, 2023 through 2026, California income tax returns for the tax years ended July 31, 2022 through 2026, and PRC income tax returns for calendar years 2021 through 2025 remain subject to examination by the respective taxing authorities.

NOTE 9. COMMITMENTS AND CONTINGENCIES

There have been no material contractual obligations and commitments as of July 31, 2026.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these financial statements and no material subsequent events were noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2026 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the significant deficiency in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we file and submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2026. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2026. The assessment identified the following significant deficiency, which was first identified in the prior year and remained un-remediated as of July 31, 2026:

Significant Deficiency – Documentation of Rebate Arrangements

For certain rebate arrangements with upstream and downstream business counterparties, the Company has historically relied on verbal agreements and case-by-case arrangements, with the related terms generally confirmed at the end of each month. Although monthly written confirmations have been implemented, the Company has not yet fully formalized these arrangements through standardized written agreements. The limited formal documentation may increase the risk of inconsistent application of contractual terms, errors in the recognition and recording of rebate arrangements, and potential disputes with counterparties.

Remediation Plan

Management continues to implement measures to remediate this significant deficiency. The Company has implemented monthly written confirmations with its business counterparties. The Company’s remediation efforts focus on formalizing these rebate arrangements through standardized written agreements, rather than relying primarily on verbal agreements and case-by-case arrangements. Progress has been limited because rebate arrangements in China’s advertising facilitation industry are often handled based on customary business practices and case-by-case commercial arrangements, rather than standardized written agreements. These remediation efforts are being overseen by the general manager of the Company’s advertising business.

As of the date of this report, discussions with business counterparties regarding standardized written agreements are ongoing. The timing of full remediation remains uncertain because implementation depends on the willingness of counterparties to accept and execute written agreements. Following implementation, management will monitor and evaluate the operating effectiveness of the revised controls over a sufficient period of time before concluding that the significant deficiency has been remediated.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended July 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual presently serves as our officers and directors as of November 12, 2026:

Name and Municipality of Residence	Age	Positions With the Company	Board / Management Position Held Since
Sheng-Yih Chang, Los Angeles, CA	55	Chief Executive Officer, Chairman of the Board and Director	2018
Lili Dai, Los Angeles, CA	50	Chief Financial Officer	2025
Yuan Lu, Shanghai, China	40	Independent Director	2019
Xin Dong, Los Angeles, CA	42	Independent Director	2018
Guo Jurong, Shanghai, China	63	Independent Director	2024
Shen Yiqian, Shanghai, China	69	Independent Director	2024

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each member of the board of directors:

Sheng Yih Chang. Mr. Chang has been re-appointed as the Company’s Chief Executive Officer and Chairman of the Board effective on September 21, 2026. He previously served as the Company’s Chief Executive Officer from April 1, 2024 and as Co-Chief Executive Officer from July 22, 2026 through September 1, 2026, and served as the Company’s Chief Financial Officer from June 2018 through April 1, 2024. He has also been the General Manager at Hartford Hotel, a commercial hotel in Rosemead, California, since March 2018. Mr. Chang served as a Product Manager at Jowett Group, a textile manufacturing company in the USA, from November 2015 through September 2017, as an Operational Manager and General Manager at A-Concepts Designs, a houseware supplier company in the USA, from January 2004 through October 2015, as a General Manager at Long Arch International, a carving crafts supplier in the USA, from December 2000 through December 2003, as a Sales Manager at EZ Wholesale, a general merchandise wholesaler in the USA, from July 1998 through November 2000, and as a technician at Richcom Computer Corporation, a computer service provider in California, from July 1996 through November 1997. Mr. Chang studied electrical engineering at the University of British Columbia and holds a Bachelor of Science in Electrical Engineering from California State University, Northridge.

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

Committees of the Board

In connection with our proposed public offering and Nasdaq listing, our Board intends to establish an audit committee and a compensation committee. Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board. The composition and responsibilities of each of the committees of our Board are described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

In connection with our proposed public offering and Nasdaq listing, we intend to establish an audit committee consisting of Yiqian Shen, Jurong Guo, and Yuan Lu. Yiqian Shen will be the chairman of the audit committee. In addition, our Board has determined that Yiqian Shen is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

In connection with our proposed public offering and Nasdaq listing, we intend to establish a compensation committee of the Board to consist of Yiqian Shen, Jurong Guo, and Yuan Lu, each of whom is an independent director. Each member of our compensation committee is also a nonemployee director, as defined under Rule 16b-3 promulgated under the Exchange Act. Jurong Guo will be the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) for the fiscal year ended July 31, 2026 (“Fiscal Year 2026”).

For Fiscal Year 2026, the Company’s NEOs were:

●	Sheng-Yih Chang, Chief Executive Officer (“CEO”, appointed April 1, 2024, served as Co-Chief Executive Officer from July 22, 2026 until his resignation as Co-Chief Executive Officer and Chairman of the Board on September 1, 2026, and re-appointed as Chief Executive Officer and Chairman of the Board on September 21, 2026); former Chief Financial Officer;

●	Lili Dai, Chief Financial Officer (“CFO”, appointed April 2025); formerly Interim Chief Financial Officer since March 2024; and

●	Kewei Huang, a/k/a Kek Wee Ng, former Co-Chief Executive Officer (appointed Co-Chief Executive Officer effective July 22, 2026; served as Chief Executive Officer and Chairman of the Board from September 1, 2026 until his resignation effective September 21, 2026). No compensation was paid to Mr. Huang during these periods.

Mr. Huang is included as an NEO because he served as Co-Chief Executive Officer, a principal executive officer position, during Fiscal Year 2026. The Company did not have any other NEOs for Fiscal Year 2026 and no other individual’s position at the Company (or its subsidiaries) would make the individual an executive officer of the Company at any point during Fiscal Year 2026.

The following discussion may contain forward-looking statements that are based on current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that the Company adopts could vary significantly from historical practices and currently planned programs summarized in this discussion.

Compensation Program

During Fiscal Year 2026, the CEO received monthly compensation of $9,000 and the CFO received monthly compensation of $13,300. No other officer or director received compensation during fiscal year 2026.

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

Agreement with our NEOs

Mr. Chang is party to an amended and restated employment agreement with the Company, dated December 31, 2024 (the “Chang Employment Agreement”). Upon Mr. Chang’s re-appointment as Chief Executive Officer and Chairman of the Board effective September 21, 2026, his compensation remains unchanged from the compensation package previously approved for and provided to him in connection with his prior service as Chief Executive Officer, and he will not receive any additional compensation, bonus, or other material benefits solely as a result of his re-appointment, except as may be subsequently approved by the Board.

The initial term of the Chang Employment Agreement runs through July 31, 2025, and will automatically renew each year for an additional 12 months, absent the parties terminating the agreement. Pursuant to the Chang Employment Agreement, Mr. Chang is entitled to receive an annualized base salary of $108,000, paid monthly.

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

In connection with Mr. Huang’s appointment as Chief Executive Officer and Chairman of the Board effective September 1, 2026, the Company entered into an Executive Employment Agreement with Mr. Huang, effective September 1, 2026 (the “Huang Employment Agreement”). The Huang Employment Agreement provided for annual base compensation of $60,000, subject to future adjustment by the Board, with an initial term ending August 31, 2027 and automatic renewal for successive one-year terms unless earlier terminated. Mr. Huang resigned as Chief Executive Officer and Chairman of the Board effective September 21, 2026, for health-related reasons. Mr. Huang’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Outstanding Equity Awards at 2026 Fiscal Year-End

The Company has not granted any incentive equity to its NEOs, and thus none of the NEOs had any outstanding equity awards in the Company as of July 31, 2026.

Potential Payments Upon Termination or Change in Control

None of the NEOs was eligible for additional payments upon termination or resignation of employment, or a change in control, as of the last day of Fiscal Year 2026.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Omnibus Incentive Plan

The Company intends to adopt an omnibus incentive plan, which shall become effective as of the later date the Company’s common stock first commences trading on the Nasdaq or the date the plan receives stockholder approval. The Company would like to adopt such a plan in order to (a) encourage the profitability and growth of the Company by offering short-term and long-term incentives under such plan that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, nonemployee directors and consultants. To accomplish these purposes, the Company intends for the plan to provide for the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, dividend-equivalent rights, and other share-based, share-related or cash-based awards (including performance-based awards). As of the date of this report, such plan has not yet become effective.

Director Compensation Table

None of the Company’s nonemployee directors received any compensation related to their Board service in Fiscal Year 2026 or had any outstanding equity awards as of July 31, 2026. As mentioned under “Compensation Program” above, we intend to begin to pay an annual stipend to our nonemployee directors when, and if, we complete a primary public offering for the sale of securities and/or we reach profitability, experience positive cash flow, and/or obtain additional funding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 9, 2026, there are a total of 25,027,004 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner(1)	Title	Shares of Common Stock Beneficially Owned	Percent of Class
Officers and Directors
Sheng-Yih Chang	Chief Executive Officer, Chairman of the Board and Director	11,446,700	45.7%
Lili Dai	Chief Financial Officer	125,000	*
Yuan Lu(2)	Independent Director	-	-
Xin Dong	Independent Director	-	-
Jurong Guo(2)	Independent Director	-	-
Yiqian Shen(2)	Independent Director	-	-
Officers and Directors as a Group		11,571,700	46.2%
5% Stockholders
Erin Songwang(3)		9,798,720	39.2%

*	Less than 1%
(1)	Unless otherwise indicated the business address for each of the individuals is 8832 Glendon Way, Rosemead, CA 91770.
(2)	The address is RM 3806 218 Wusong Rd., Hongkou District, Shanghai, China.
(3)	Based upon information provided in the Schedule 13D, dated December 4, 2024, filed by Erin Songwang, which contains the following address for the stockholder: 729 Carriage House Drive, Arcadia, CA 91006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Note 3, Current Loan Receivable-Related Party and Note 4, Related Party Transactions, there were no transactions, nor any series of similar transactions, during the last two fiscal years to which we were or are to be a party, in which:

●	the amounts involved exceed or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had, or will have, a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our principal accounting firms of Simon & Edward, LLP in the last two years ended July 31, 2026:

	2026	2025
Audit Fees	$60,000	$60,000
Audit Related Fees	22,500	12,000
All other fees	-	5,000
Total Fees	$82,500	$77,000

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

HARTFORD CREATIVE GROUP, INC.

Date:	November 12, 2026	By:	/s/ Sheng-Yih Chang
Sheng-Yih Chang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sheng-Yih Chang	Chief Executive Officer, Chairman of the Board and Director	November 12, 2026
Sheng-Yih Chang	(Principal Executive Officer)

/s/ Lili Dai	Chief Financial Officer	November 12, 2026
Lili Dai	(Principal Accounting Officer)

/s/ Yuan Lu	Director	November 12, 2026
Yuan Lu

/s/ Xin Dong	Director	November 12, 2026
Xin Dong

/s/ Jurong Guo	Director	November 12, 2026
Jurong Guo

/s/ Yiqian Shen	Director	November 12, 2026
Yiqian Shen

